Form 10-Q
period 1995-02-26
CONCORD FABRICS INC
filed 1995-04-05
CIK 23249

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D. C. 20549

                                           Form 10-Q

                          QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED  February 26, 1995   COMMISSION FILE NUMBER 1-5960
                     ----------------------                       ------


                      CONCORD FABRICS INC.
- ------------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)


          DELAWARE                                  13-5673758
- ------------------------------------------------------------------------
(State or other jurisdiction of                   (I. R. S. Employer
incorporation or organization)                    Identification No.)

    1359 Broadway, New York, New York                      10018
- ------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)



Registrant's telephone number, including area code   (212) 760-0300
                                          ------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes X  No   .
                                       ---   ---


2,093,111 shares of Registrant's Class A Common Stock, par value $.50 per share and 1,509,451 shares of Registrant's Class B Common Stock, par value $.50 per share were outstanding as of March 30, 1995.

                                                               1 of 14

                             CONCORD FABRICS INC. AND SUBSIDIARIES

                                 QUARTERLY REPORT ON FORM 10-Q

                            FOR THE QUARTER ENDED FEBRUARY 26, 1995



                               INDEX                                Page Number

PART I.          Financial Information

     Item 1.     Financial Statements

                 Consolidated Statements of Operations -
                 Twenty-Six Weeks Ended February 26, 1995
                 (Unaudited) and February 27, 1994 (Unaudited)                 3

                 Consolidated Balance Sheets - February 26,
                 1995 (Unaudited), and August 28, 1994 (Derived
                 from Audited Financial Statements) and
                 February 27, 1994 (Unaudited)                               4-5

                 Consolidated Statements of Cash Flows
                 Twenty-Six Weeks Ended February 26, 1995
                 (Unaudited) and February 27, 1994 (Unaudited)                 6

                 Notes to Consolidated Financial Statements
                 (Unaudited)                                                7-10

     Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                               11-12

Part II.         Other Information

     Item 6.     Exhibits and Reports on Form 8-K                             13

                 Signature Page                                               14
















                                                               2 of 14

Item 1. Financial Statements
        --------------------
                                CONCORD FABRICS INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF OPERATIONS

                                             (Unaudited)

                                              (Note A)

                              For the Twenty-Six Weeks Ended  For the Thirteen Weeks Ended
                             -------------------------------  -----------------------------
                                February 26,    February 27,   February 26,   February 27,
                                    1995            1994           1995           1994
                                ------------    ------------    -----------    -----------
Net Sales .....................  $95,181,103     $88,173,318    $46,670,809    $46,236,626
                                ------------    ------------    -----------    -----------
Cost of Sales .................   75,425,095      66,564,165     37,386,822     34,549,601
Merchandising Expenses ........    5,336,975       4,696,912      2,731,249      2,398,521
Selling and Shipping Expenses .    6,582,942       5,854,230      3,275,439      3,123,363
General and Administrative
   Expenses ...................    6,829,904       6,579,943      3,366,754      3,612,364
Interest Expense (Net) ........    1,158,994         810,774        645,742        427,737
Gain on disposal of Chino
   machinery and equipment ....       -0-         (1,420,606)        -0-        (1,420,606)
                                ------------     ------------   -----------    ------------
      Total ...................  $95,333,910     $83,085,418    $47,406,006    $42,690,980
                                ------------     ------------   -----------    ------------
Earnings (Loss) before income
taxes and extraordinary item        (152,807)      5,087,900       (735,197)     3,545,646
Income tax provision (credit) .      (21,000)      2,004,000       (263,000)     1,400,000
                                ------------     -----------    -----------    -----------
Earnings (Loss) before extra-
   ordinary item ..............     (131,807)      3,083,900       (472,197)     2,145,646
Extraordinary item net of
   income tax credit (Note D) .     (297,266)         -0-          (297,266)        -0-
                                ------------     -----------    -----------    -----------
Net Earnings (Loss) ...........    ($429,073)    $ 3,083,900      ($769,463)   $ 2,145,646
                                ============     ===========    ===========    ===========
Net Earnings (Loss) per common
   share before extraordinary
   item .......................        ($.04)           $.86          ($.13)          $.60
Extraordinary item ............        ($.08)            -0-          ($.08)           -0-
                                ------------     -----------    -----------    -----------
Net Earnings (Loss) per Common
   Share ......................        ($.12)           $.86          ($.21)          $.60
                                ============     ===========    ===========    ===========
Number of shares used in computing
   earnings per Common Share ..    3,602,562       3,565,062      3,602,562      3,565,062
                                ============     ===========    ===========    ===========
Dividend per Common Share .....      NONE            NONE           NONE           NONE
                                ============     ===========    ===========    ===========
The attached notes are made a part hereof.
                                                                      3 of 14
                              CONCORD FABRICS INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEET

                                            (Note A)

                                                   August 28,
                                                      1994
                                                  (Derived from
                                   February 26,      Audited       February 27,
                                       1995         Financial          1994
A S S E T S                        (Unaudited)     Statements)     (Unaudited)
- -----------                        ------------    ------------    ------------
Current Assets:
   Cash .......................... $ 1,385,421     $ 1,577,382     $ 2,392,558

   Temporary cash investments (at cost
      which approximates market)       600,000          -0-          3,000,000

   Income tax refund receivable ..     898,211          -0-             -0-

   Accounts receivable (less
      estimated doubtful accounts
      of $2,805,000 on February 26,
      1995, $2,175,000 on August 28,
      1994, and $2,440,000 on
      February 27, 1994) .........  34,815,610      34,999,162      35,727,514

   Inventories (Note B) ..........  30,284,320      31,084,560      24,894,543

   Prepaid expenses and other
     current assets ..............   1,841,496       2,556,929       2,138,665

   Deferred income taxes .........   1,634,000       1,923,000       1,304,000
                                   -----------     -----------     -----------
   Total Current Assets .......... $71,459,058     $72,141,033     $69,457,280

Property, plant and equipment
   (at cost, less depreciation
   and amortization of
   $6,948,125 on February 26,
   1995, $6,101,858 on August 28,
   1994, and $6,347,481 on
   February 27, 1994) ............  10,278,575       8,880,287       7,472,336

Property and plant leased to others  2,269,612       2,345,692       2,421,769

Deferred income taxes ............      32,000          -0-             -0-

Other assets .....................   1,959,785       1,528,493       1,316,545
                                   -----------     -----------     -----------
      T O T A L .................. $85,999,030     $84,895,505     $80,667,930
                                   ===========     ===========     ===========

The attached notes are made a part hereof.
                                                                      4 of 14
                             CONCORD FABRICS INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEET

                                            (Note A)

                                                   August 28,
                                                      1994
                                                  (Derived from
                                   February 26,      Audited       February 27,
                                       1995         Financial          1994
L I A B I L I T I E S              (Unaudited)     Statements)     (Unaudited)
- ---------------------              ------------    ------------    ------------
Current Liabilities:
   Notes payable - banks
      (Note C) ................... $ 9,000,000     $ 9,600,000     $11,600,000
   Notes payable - insurance
      company (current portion)
      (Note D) ...................      -0-          1,500,000       1,500,000
   Accounts payable ..............  10,662,311      15,190,783      13,989,869
   Accrued expenses and taxes ....   3,721,053       7,011,810       4,282,337
   Income taxes payable ..........      -0-            992,637         585,431
                                   ------------    ------------    ------------
   Total Current Liabilities ..... $23,383,364     $34,295,230     $31,957,637

Notes payable - insurance
   company (Note D) ..............  20,000,000       7,500,000       9,000,000

Deferred income taxes ............      -0-             75,000         178,000

Other liabilities ................     321,417         301,953         281,525
                                   ------------    ------------    ------------
   Total Liabilities ............. $43,704,781     $42,172,183     $41,417,162
Commitments and contingencies      ------------    ------------    ------------
   (Note E)

S T O C K H O L D E R S '  E Q U I T Y
Common stock: (Notes F & G)
   Class A - $.50 par value
      authorized 4,000,000 shares,
      issued 2,093,111 shares at
      February 26, 1995, 2,093,111
      shares August 28, 1994
      and 2,043,961 shares at
      February 27, 1994. .........   1,046,555       1,046,555       1,021,980
   Class B - $.50 par value
      authorized 4,000,000 shares,
      issued 1,509,451 shares at
      February 26, 1995, 1,509,451
      shares at August 28, 1994
      and 1,521,101 shares at
      February 27, 1994. .........     754,726         754,726         760,551
Additional paid-in capital .......   9,031,635       9,031,635       8,937,885
Retained earnings ................  31,461,333      31,890,406      28,530,352
                                   -----------     -----------     -----------
   Total Stockholders' Equity .... $42,294,249     $42,723,322     $39,250,768
                                   -----------     -----------     -----------
      T O T A L .................. $85,999,030     $84,895,505     $80,667,930
                                   ===========     ===========     ===========
The attached notes are made a part hereof.                             5 of 14

                                CONCORD FABRICS INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (Unaudited)
                                              (Note A)
                                                        For the Twenty-Six Weeks Ended
                                                       --------------------------------
                                                       February 26,        February 27,
                                                           1995                1994
                                                       ------------        ------------
Cash flows from operating activities:
    Net earnings (loss) ............................     ($429,073)         $3,083,900
      Adjustments to reconcile net earnings (loss) to net
        cash provided by (used in) operating activities:
         Depreciation and amortization .............       922,347             873,163
         Deferred income tax .......................       182,000             455,000
         Provision for doubtful accounts ...........       630,000             600,000
         Gain on disposal of Chino machinery and
         equipment .................................        -0-             (1,420,606)
         Changes in assets:
            Decrease (increase) in:
               Accounts receivable .................      (446,448)          1,308,029
               Inventories .........................       800,240          (5,964,444)
               Income tax refunds receivable .......      (898,211)             -0-
               Prepaid expenses and other
                 current assets ....................       715,433             518,695
               Other assets ........................      (431,292)           (240,066)
         Changes in liabilities:
            Increase (decrease) in:
               Accounts payable ....................    (4,528,472)          3,056,579
               Accrued expenses and taxes ..........    (3,290,757)         (1,228,127)
               Income taxes payable ................      (992,637)            153,535
               Other liabilities ...................        19,464              17,500
                                                        -----------         -----------
   Net cash provided by (used in) operating
      activities: ..................................    (7,747,406)          1,213,158
                                                        -----------         -----------
Cash flows from investing activities:
   Purchases of property, plant, and equipment .....    (2,244,555)           (726,856)
   Proceeds of sale of Chino machinery and equipment        -0-              2,000,000
                                                        -----------         -----------
Net cash provided by (used in) investing activities     (2,244,555)          1,273,144
                                                        -----------         -----------
Cash flows from financing activities:
   Increase (decrease) in notes payable - bank .....      (600,000)            800,000
   Increase in notes payable - insurance company (net)  11,000,000              -0-
                                                        -----------         -----------
Net cash provided by financing activities ..........    10,400,000             800,000
NET INCREASE IN CASH AND CASH EQUIVALENTS ..........       408,039           3,286,302
                                                        -----------         -----------
Cash and cash equivalents - beginning of period ....     1,577,382           2,106,256
                                                        -----------         -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD ..........    $1,985,421          $5,392,558
                                                        ===========         ===========
The attached notes are made a part hereof.
                                                                      6 of 14
                             CONCORD FABRICS INC. AND SUBSIDIARIES

                                      NOTES TO FORM 10-Q

                                    AS AT FEBRUARY 26, 1995

                                          (Unaudited)


Note A

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the twenty-six weeks ended February 26, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending September 3, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in Registrant's annual report to shareholders and Form 10-K for the fiscal year ended August 28, 1994.

Note B - Inventories:

Inventories are summarized by categories as follows:

                       February 26,      August 28,     February 27,
                           1995             1994            1994
                       ------------     -----------     ------------
Finished goods......... $16,878,027     $14,295,989      $ 9,806,305
Work-in-process........   4,707,098       5,544,442        4,303,510
Greige goods and yarn..   8,699,195      11,244,129       10,784,728
                       ------------     -----------     ------------
   Total............... $30,284,320     $31,084,560      $24,894,543
                       ============     ===========     ============

The foregoing inventory amounts at February 26, 1995 and February 27, 1994 were determined from perpetual inventory records maintained by Registrant.

Note C - Notes Payable - Banks:

At February 26, 1995, Registrant had total unused bank lines of credit aggregating $11,000,000; bank debt was $9,000,000. Amounts borrowed are generally due in 30 to 90 days. The line of credit arrangements are informal and cancellable at the banks' option. Registrant is generally expected to maintain average annual compensating bank balances in consideration of its average annual bank borrowings. Registrant believes it has been in substantial compliance with its arrangements and that withdrawal of bank balances is not legally restricted.

A subsidiary of the Registrant had approximately $1,300,000 of letters

                                                                 7 of 14

                             CONCORD FABRICS INC. AND SUBSIDIARIES

                                      NOTES TO FORM 10-Q

                                    AS AT FEBRUARY 26, 1995

                                          (Unaudited)


                                                           Continued


of credit outstanding at February 26, 1995 for merchandise scheduled for future delivery.

Note D - Notes Payable - Insurance Company:

The loan from the Prudential Insurance Company of America, in the amount of $9,000,000 was repaid on November 30, 1994. On that date Registrant obtained a $20,000,000 loan from John Hancock Mutual Life Insurance Company. This unsecured loan bears interest at 9.31% a per annum and is repayable in seven equal annual installments commencing on November 30, 1998. A portion of the loan proceeds was used to repay the $9,000,000 loan outstanding to the Prudential Insurance Company of America and a prepayment penalty of $495,266 associated therewith. The prepayment penalty has been reported net of income tax credit as an extraordinary item ($297,266).

The new loan agreement requires maintenance of certain financial ratios and maintenance of tangible net worth of appoximately $36,000,000. The agreement also prohibits the pledging of assets and restricts dividends and redemptions of capital stock to $3,000,000 plus 50% of net earnings subsequent to August 28, 1994; the cumulative amount available for such payments aggregated approximately $3,000,000 at February 26, 1995.

Note E - Purchase Commitments:

At February 26, 1995, Registrant had outstanding commitments to purchase greige goods aggregating $13,400,000. At February 27, 1994 outstanding purchase commitments were approximately $13,900,000.

Note F - Common Stock:

The Class A and Class B shares principally differ as follows:

(1) The Class A shares have a 15% dividend preference and a 10% liquidation preference with respect to the Class B shares.

(2) Holders of Class A shares are entitled to one vote a share whereas holders of Class B shares are entitled to ten votes a share.






                                                                 8 of 14

                             CONCORD FABRICS INC. AND SUBSIDIARIES

                                      NOTES TO FORM 10-Q

                                    AS AT FEBRUARY 26, 1995

                                          (Unaudited)


                                                           Continued


(3) Holders of Class A shares voting as a separate class are entitled to elect 25% of Registrant's directors and holders of Class A shares and Class B shares voting together are entitled to elect the remaining directors.

(4) Class B shares are convertible into Class A shares on the basis of one share of Class A shares for each share of Class B shares; Class A shares have no conversion rights.

Note G - Stock Options:

Pursuant to an Incentive Program adopted on January 10, 1989, awards (as defined) may be granted to key employees of the Registrant up to a maximum of 500,000 shares of the Registrant's Class A common stock.

On January 10, 1989, options to purchase an aggregate of 150,000 shares of the Registrant's Class A common stock at $3 a share (fair market value at such date) was granted to three employees. The options are exercisable in four annual installments commencing January 10, 1994 and expire ten years from the date of grant.

At March 1, 1994 an option to purchase 10,000 shares of the Registrant's Class A common stock at $9.50 a share (fair market value at such date) was granted to an employee. The option is exercisable to the extent of one-third after one year, two-thirds after two years and in full after three years; the option expires March 1, 1999.

Option activity for the twenty-six weeks ended February 26, 1995 is summarized as follows:

                                                Options Outstanding
                                                -------------------
                      Shares Available       Number of
                             for Grant         Shares         Amount

Balance - August 28, 1994 .... 340,000        122,500        $432,500
Twenty-Six Weeks ended
February 26, 1995:
   Granted                      -0-            -0-             -0-
   Exercised .................  -0-            -0-             -0-
                               -------        --------       --------
Balance - February 26, 1995 .. 340,000        122,500        $432,500
                               =======        ========       ========


                                                              9 of 14

                             CONCORD FABRICS INC. AND SUBSIDIARIES

                                      NOTES TO FORM 10-Q

                                    AS AT FEBRUARY 26, 1995

                                          (Unaudited)



Note H - Earnings (Loss) Per Share:

Earnings (loss) per share are computed by dividing net earnings by common shares outstanding and common stock equivalents. Outstanding options did not have a material dilutive effect on earnings per share for the twenty-six weeks ended February 27, 1994.

Note I - Chino, California Facility:

In February 1994, the Registrant leased the land and building at the Chino California facility for a five year period at an annual net rental of $297,000; the lessee was also granted the option to purchase the land and building during the lease period for $2,900,000.

Note J - Acquisition of a Kat-Em International,Inc.:

On April 18, 1994, the Registrant purchased all of the capital stock of Kat-Em International, Inc. (Kat-Em) an importer of printed and solid finished fabrics used in the apparel industry.

Proforma unaudited consolidated results of operations for the twenty-six and thirteen week periods ended February 27, 1994 as if the acquisition of Kat-Em occurred at the beginning of the twenty-six week period ended February 27, 1994 are as follows:
                                         Twenty-Six        Thirteen
                                         Weeks Ended       Weeks Ended

                                         February 27,      February 27,
                                             1994              1994
                                         ------------      ------------
     Net Sales .......................... $97,542,528       $49,812,836

     Net Earnings .......................  $2,583,922        $1,695,668

     Earnings per share .................        $.72              $.47

Proforma adjustments comprise interest on indebtedness to finance the acquisition and employment compensation arrangements.







                                                              10 of 14

                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                       FEBRUARY 26, 1995


Item 2..........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OPERATIONS - Twenty-Six Weeks Ended February 26, 1995 Compared With Twenty-Six Weeks Ended February 27, 1994.

Fabric sales increased by 7.9%. Without Kat-Em sales would have declined by 4.8%. Yardage sold increased by 6.8% but without Kat-Em's contribution yardage sold would have declined by 4.3%. The average selling price increased by slightly more than 1%.

Gross profit margin decreased from 24.5% in fiscal 1994 to 20.8% in fiscal 1995 primarily due to higher raw material costs, poor plant performance and a less favorable product mix.

Merchandising expenses increased by 13.6% due primarily to the acquisition of Kat-Em.

Selling and shipping expenses increased 12.4% due primarily to the acquisition of Kat-Em.

Interest expense increased by 42.9% due to higher short term interest rates and increased borrowing to support the working capital requirements of Kat-Em.

There was a pre-tax loss of $153,000 for the first twenty-six weeks of fiscal 1995 compared with pre-tax earnings of $5,088,000 for the first twenty-six weeks of fiscal 1994. This dramatic change resulted from poor gross margins in the solid woven fabric business, part of which was attributed to manufacturing inefficiencies, and to losses generated by the Kat-Em International, Inc. subsidiary. The fiscal 1994 earnings included the gain from the disposal of Registrant's Chino machinery and equipment of $1,421,000. Net loss was $429,000 for 1995 and net earnings were $3,084,000 for 1994. Registrant's 1995 net loss included an extraordinary item (net of income tax credit) in the amount of $297,000. Registrant believes that the Kat-Em acquisition has strategically positioned it globally and will prove to be a contributor to future earnings. Registrant expects its manufacturing efficiency to improve in the third quarter of fiscal 1995.

Registrant believes that operating results will gradually improve in the second half of fiscal 1995 but there is no assurance that this projection will be realized.

OPERATIONS - Thirteen Weeks Ended February 26, 1995 Compared With Thirteen Weeks Ended February 27, 1994.

Fabric sales increased by slightly less than 1%. Without Kat-Em sales would have decreased by 13.2%. Yardage sold decreased by slighty more than 1% but


                                                                   11 of 14




                             CONCORD FABRICS INC. AND SUBSIDIARIES

                                       FEBRUARY 26, 1995



Item 2..........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


                                                     Continued



without Kat-Em's contribution the decrease would have been 14.6%. The average selling price increased by 2.1%.

Gross profit margin decreased from 25.3% in fiscal 1994 to 19.9% in fiscal 1995 due to higher raw material costs, poor plant performance and a less favorable product mix.

Merchandising expenses increased by 13.9% due primarily to the acquisition of Kat-Em.

Interest expense increased by 51% due to higher short term interest rates and increased borrowing to support the working capital requirements of Kat-Em.

There was a pre-tax loss of $735,000 for the second quarter of fiscal 1995 compared with pre-tax earnings of $3,546,000 for the second quarter of fiscal 1994. This dramatic change resulted from poor gross margins in the solid woven fabric business, part of which was attributed to manufacturing inefficiencies, and to losses generated by the Kat-Em International, Inc. subsidiary. The fiscal 1994 earnings included the gain from the disposal of Registrant's Chino machinery and equipment of $1,421,000. Net loss was $769,000 for 1995 and net earnings were $2,146,000 for 1994. Registrant's 1995 net loss included an extraordinary item (net of income tax credit) in the amount of $297,000.

LIQUIDITY AND CAPITAL RESOURCES

During the twenty-six weeks of fiscal 1995, Registrant's operations required the use of $7,747,000 cash due to the working capital requirements of the Kat-Em subsidiary; these were provided by increased long term debt (see Note D). $2,245,000 was used to to acquire machinery and equipment. Cash and cash equivalents increased by $408,000 during the period. Working capital for the twenty-six weeks ended February 26, 1995 increased $10,230,000 but would have shown a decrease of $770,000 if not for the increase in long term debt of $11,000,000 (see Note D). Registrant expects its lines of credit and cash flow from operations to be adequate to finance operations and meet its cash requirements for the balance of fiscal 1995.



                                                                12 of 14
                             CONCORD FABRICS INC. AND SUBSIDIARIES

                                           FORM 10-Q

                                            PART II




                    Item 6. Exhibits and reports on Form 8-K
                            --------------------------------

                         (a)  Exhibits - None

                         (b)  No report on Form 8-K was filed by
                              Registrant during the twenty-six
                              weeks ended February 26, 1995.







































                                                                   13 of 14

                             CONCORD FABRICS INC. AND SUBSIDIARIES
                             --------------------------------------

                                          SIGNATURES
                                          ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CONCORD FABRICS INC.
                                       Registrant




Date: April 4, 1995                    By /s/ Earl Kramer
                                       Earl Kramer
                                       President and Chief Executive
                                       Officer





Date: April 4, 1995                    By /s/ Martin Wolfson
                                       Martin Wolfson
                                       Senior Vice President-Treasurer
                                       Principal Financial Officer






















                                                              14 of 14