Form 10-Q
period 1995-05-28
CONCORD FABRICS INC
filed 1995-07-05
CIK 23249

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C. 20549

                                       Form 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED     May 28, 1995     COMMISSION FILE NUMBER 1-5960
                     ----------------------                       ------


                      CONCORD FABRICS INC.
- ------------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)


          DELAWARE                                  13-5673758
- ------------------------------------------------------------------------
(State or other jurisdiction of                   (I. R. S. Employer
incorporation or organization)                    Identification No.)


    1359 Broadway, New York, New York                      10018
- ------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)



Registrant's telephone number, including area code   (212) 760-0300
                                                  ----------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---   ---.

2,105,611 shares of Registrant's Class A Common Stock, par value $.50 per share and 1,509,451 shares of Registrant's Class B Common Stock, par value $.50 per share were outstanding as of June 26, 1995.



                                                               1 of 14

                             CONCORD FABRICS INC. AND SUBSIDIARIES

                                 QUARTERLY REPORT ON FORM 10-Q

                              FOR THE QUARTER ENDED MAY 28, 1995



                               INDEX                      Page Number

PART I.          Financial Information

     Item 1.     Financial Statements

                 Consolidated Statements of Operations -
                 Thirty-Nine Weeks Ended May 28, 1995
                 (Unaudited) and May 29, 1994 (Unaudited)                     3

                 Consolidated Balance Sheets - May 28,
                 1995 (Unaudited), and August 28, 1994 (Derived
                 from Audited Financial Statements) and
                 May 29, 1994 (Unaudited)                                   4-5

                 Consolidated Statements of Cash Flows
                 Thirty-Nine Weeks Ended May 28, 1995
                 (Unaudited) and May 29, 1994 (Unaudited)                    6

                 Notes to Consolidated Financial Statements
                 (Unaudited)                                               7-10

     Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                               11-12

Part II.         Other Information

     Item 6.     Exhibits and Reports on Form 8-K                             13

                 Signature Page                                               14
















                                                                      2 of 14

Item 1. Financial Statements
        --------------------
                            CONCORD FABRICS INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENT OF OPERATIONS

                                         (Unaudited)

                                          (Note A)

                             For the Thirty-Nine Weeks Ended  For the Thirteen Weeks Ended
                             -------------------------------  ----------------------------
                                    May 28,        May 29,         May 28,       May 29,
                                      1995           1994            1995          1994
                                ------------    ------------    -----------    -----------
Net Sales ..................... $139,092,222    $144,549,144    $43,911,119    $56,375,826
                                ------------    ------------    -----------    -----------
Cost of Sales .................  109,671,333     108,892,413     34,246,238     42,328,248
Merchandising Expenses ........    7,968,963       7,566,558      2,631,988      2,869,646
Selling and Shipping Expenses .    9,867,681       9,662,722      3,284,739      3,808,492
General and Administrative
   Expenses ...................   10,256,774      10,231,127      3,426,870      3,651,184
Interest Expense (Net) ........    1,793,951       1,269,236        634,957        458,462
Gain on disposal of Chino
   machinery and equipment ....      -0-          (1,420,606)       -0-            -0-
                                -------------   -------------   -----------    -----------
      Total ................... $139,558,702    $136,201,450    $44,224,792    $53,116,032
                                -------------   -------------   -----------    -----------
Earnings (Loss) before income
   taxes and extraordinary item     (466,480)      8,347,694       (313,673)     3,259,794
Income tax provision (credit) .     (119,000)      3,293,000        (98,000)     1,289,000
                                -------------    ------------   -----------    -----------
Earnings (Loss) before extra-
   ordinary item ..............     (347,480)      5,054,694       (215,673)     1,970,794
Extraordinary item net of
   income tax credit (Note D) .     (297,266)         -0-            -0-            -0-
                                -------------    ------------   ------------   -----------
Net Earnings (Loss) ...........    ($644,746)    $ 5,054,694      ($215,673)   $ 1,970,794
                                =============    ============   ============   ===========
Net Earnings (Loss) per common
   share before extraordinary
   item .......................        ($.10)          $1.42          ($.06)          $.55
Extraordinary item ............         (.08)            -0-            -0-            -0-
                                -------------    ------------   ------------   -----------
Net Earnings (Loss) per Common
   Share ......................        ($.18)          $1.42          ($.06)          $.55
                                =============    ============   ============   ===========
Number of shares used in computing
   earnings per Common Share ..    3,604,416       3,566,596      3,608,125      3,569,664
                                =============    ============   ============   ===========
Dividend per Common Share .....      NONE            NONE           NONE           NONE
                                =============    ============   ============   ===========
The attached notes are made a part hereof.
                                                                     3 of 14
                              CONCORD FABRICS INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEET

                                            (Note A)

                                                   August 28,
                                                      1994
                                                  (Derived from
                                     May 28,         Audited         May 29,
                                     1995         Financial          1994
A S S E T S                        (Unaudited)     Statements)     (Unaudited)
- -----------                        ------------    ------------    ------------
Current Assets:
   Cash .......................... $ 1,289,536     $ 1,577,382     $   814,533

   Temporary cash investments (at cost
      which approximates market)     1,600,000          -0-             -0-

   Income tax refund receivable ..   1,070,372          -0-             -0-

   Accounts receivable (less
      estimated doubtful accounts
      of $3,125,000 on May 28,
      1995, $2,175,000 on August 28,
      1994, and $2,696,000 on
      May 29, 1994) ..............  32,569,811      34,999,162      44,276,428

   Inventories (Note B) ..........  31,219,863      31,084,560      29,942,366

   Prepaid expenses and other
     current assets ..............   2,061,513       2,556,929       2,144,832

   Deferred income taxes .........   1,631,000       1,923,000       1,304,000
                                   -----------     -----------     -----------
   Total Current Assets .......... $71,442,095     $72,141,033     $78,482,159

Property, plant and equipment
   (at cost, less depreciation
   and amortization of
   $7,399,595 on May 28,
   1995, $6,101,858 on August 28,
   1994, and $6,732,871 on
   May 29, 1994) .................  10,250,041       8,880,287       7,721,218

Property and plant leased to others  2,231,572       2,345,692       2,383,730

Deferred income taxes ............      32,000          -0-             -0-

Other assets .....................   2,146,367       1,528,493       1,543,416
                                   -----------     -----------     -----------
      T O T A L .................. $86,102,075     $84,895,505     $90,130,523
                                   ===========     ===========     ===========

The attached notes are made a part hereof.
                                                                     4 of 14
                              CONCORD FABRICS INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEET

                                            (Note A)

                                                   August 28,
                                                      1994
                                                  (Derived from
                                     May 28,         Audited         May 29,
                                     1995         Financial          1994
L I A B I L I T I E S              (Unaudited)     Statements)     (Unaudited)
- ---------------------              ------------    ------------    ------------
Current Liabilities:
   Notes payable - banks
      (Note C) ................... $ 8,000,000     $ 9,600,000     $15,000,000
   Notes payable - insurance
      company (current portion)
      (Note D) ...................      -0-          1,500,000       1,500,000
   Accounts payable ..............  11,464,655      15,190,783      15,049,008
   Accrued expenses and taxes ....   4,208,945       7,011,810       7,401,903
   Income taxes payable ..........      -0-            992,637         443,025
                                   ------------    ------------    ------------
   Total Current Liabilities ..... $23,673,600     $34,295,230     $39,393,936

Notes payable - insurance
   company (Note D) ..............  20,000,000       7,500,000       9,000,000

Deferred income taxes ............      -0-             75,000         206,000

Other liabilities ................     331,149         301,953         290,275
                                   ------------    ------------    ------------
   Total Liabilities ............. $44,004,749     $42,172,183     $48,890,211
Commitments and contingencies      ------------    ------------    ------------
   (Note E)

S T O C K H O L D E R S '  E Q U I T Y
Common stock: (Notes F & G)
   Class A - $.50 par value
      authorized 4,000,000 shares,
      issued 2,099,361 shares at
      May 28, 1995, 2,093,111
      shares August 28, 1994
      and 2,050,211 shares at
      May 29, 1994. ..............   1,049,680       1,046,555       1,025,105
   Class B - $.50 par value
      authorized 4,000,000 shares,
      issued 1,509,451 shares at
      May 28, 1995, 1,509,451
      shares at August 28, 1994
      and 1,521,101 shares at
      May 29, 1994. ..............     754,726         754,726         760,551
Additional paid-in capital .......   9,047,260       9,031,635       8,953,510
Retained earnings ................  31,245,660      31,890,406      30,501,146
                                   -----------     -----------     -----------
   Total Stockholders' Equity .... $42,097,326     $42,723,322     $41,240,312
                                   -----------     -----------     -----------
      T O T A L .................. $86,102,075     $84,895,505     $90,130,523
                                   ===========     ===========     ===========
The attached notes are made a part hereof.                             5 of 14

                              CONCORD FABRICS INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Unaudited)
                                            (Note A)
                                                        For the Thirty-Nine Weeks Ended
                                                       --------------------------------
                                                         May 28,             May 29,
                                                           1995                1994
Cash flows from operating activities:                  ------------        ------------
   Net earnings (loss) .............................     ($644,746)        $ 5,054,694
      Adjustments to reconcile net earnings (loss) to net
        cash (used in) operating activities:
         Depreciation and amortization .............     1,411,857           1,258,803
         Deferred income tax .......................       185,000             483,000
         Provision for doubtful accounts ...........       945,000             850,000
         Gain on disposal of Chino machinery and
         equipment .................................        -0-             (1,420,606)
         Changes in assets:
            Decrease (increase) in:
               Accounts receivable .................     1,484,351          (6,728,598)
               Inventories .........................      (135,303)         (8,128,254)
               Income tax refunds receivable .......    (1,070,372)             -0-
               Prepaid expenses and other
                 current assets ....................       495,416             658,671
               Other assets ........................      (617,874)           (466,937)
         Changes in liabilities:
            Increase (decrease) in:
               Accounts payable ....................    (3,726,128)          3,790,892
               Accrued expenses and taxes ..........    (2,802,865)           (354,198)
               Income taxes payable ................      (992,637)             11,129
               Other liabilities ...................        29,196              26,250
                                                       ------------        ------------
   Net cash (used in) operating activities: ........    (5,439,105)         (4,965,154)
Cash flows from investing activity:
   Purchases of property, plant, and equipment .....    (2,667,491)         (1,281,770)
   Proceeds of sale of Chino machinery and equipment        -0-              2,000,000
   Purchase of 100% of the capital stock of Kat-Em
   International, Inc. .............................        -0-             (1,263,549)
                                                       ------------        ------------
   Net cash (used in) investing activities: ........    (2,667,491)           (545,319)

Cash flows from financing activities:
   Increase (decrease) in notes payable - bank .....    (1,600,000)          4,200,000
   Sale of common stock (stock option exercised) ...        18,750              18,750
   Increase in notes payable - insurance company (net)  11,000,000              -0-
                                                       ------------        ------------
   Net cash provided by financing activities: ......     9,418,750           4,218,750

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     1,312,154          (1,291,723)
                                                       ------------        ------------
Cash and cash equivalents - beginning of period ....     1,577,382           2,106,256
                                                       ------------        ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD ..........   $ 2,889,536         $   814,533
                                                       ============        ============
The attached notes are made a part hereof.
                                                                       6 of 14
                             CONCORD FABRICS INC. AND SUBSIDIARIES

                                      NOTES TO FORM 10-Q

                                      AS AT MAY 28, 1995

                                          (Unaudited)


Note A

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the thirty-nine weeks ended May 28, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending September 3, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in Registrant's annual report to shareholders and Form 10-K for the fiscal year ended August 28, 1994.

Note B - Inventories:

Inventories are summarized by categories as follows:

                         May 28,         August 28,       May 29,
                           1995             1994            1994
                       ------------     -----------     ------------
Finished goods......... $17,561,047     $14,295,989      $15,234,130
Work-in-process........   4,148,064       5,544,442        5,294,480
Greige goods and yarn..   9,510,752      11,244,129        9,413,756
                       ------------     -----------     ------------
   Total............... $31,219,863     $31,084,560      $29,942,366
                       ============     ===========     ============

The foregoing inventory amounts at May 28, 1995 and May 29, 1994 were determined from perpetual inventory records maintained by Registrant.

Note C - Notes Payable - Banks:

At May 28, 1995, Registrant had total unused bank lines of credit aggregating $12,000,000; bank debt was $8,000,000. Amounts borrowed are generally due in 30 to 90 days. The line of credit arrangements are informal and cancellable at the banks' option. Registrant is generally expected to maintain average annual compensating bank balances in consideration of its average annual bank borrowings. Registrant believes it has been in substantial compliance with its arrangements and that withdrawal of bank balances is not legally restricted.

A subsidiary of the Registrant had approximately $1,757,000 of letters of credit outstanding at May 28, 1995 for merchandise scheduled for future delivery.

                                                                   7 of 14

                             CONCORD FABRICS INC. AND SUBSIDIARIES

                                      NOTES TO FORM 10-Q

                                      AS AT MAY 28, 1995

                                          (Unaudited)


                                                           Continued


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

The new loan agreement requires maintenance of certain financial ratios and maintenance of tangible net worth of approximately $36,000,000. The agreement also prohibits the pledging of assets and restricts dividends and redemptions of capital stock to $3,000,000 plus 50% of net earnings subsequent to August 28, 1994; the cumulative amount available for such payments aggregated approximately $3,000,000 at May 28, 1995.

Note E - Purchase Commitments:

At May 28, 1995, Registrant had outstanding commitments to purchase greige goods aggregating $11,400,000. At May 29, 1994 outstanding purchase commitments were approximately $14,900,000.

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




                                                                   8 of 14

                             CONCORD FABRICS INC. AND SUBSIDIARIES

                                      NOTES TO FORM 10-Q

                                      AS AT MAY 28, 1995

                                          (Unaudited)


                                                           Continued


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

Option activity for the thirty-nine weeks ended May 28, 1995 is summarized as follows:

                                                Options Outstanding
                                                -------------------
                      Shares Available       Number of
                             for Grant         Shares         Amount

Balance - August 28, 1994 .... 340,000        122,500        $432,500
Thirty-Nine Weeks ended
May 28, 1995:
   Granted                      -0-            -0-             -0-
   Exercised* ................  -0-            (6,250)        (18,750)
                               -------        --------       ---------
Balance - May 28, 1995 ....... 340,000        116,250        $413,750
                               =======        ========       =========

     *The $15,625 excess of the exercise price over the par value of the Class A common stock issued has been credited to additional paid-in capital.


                                                                  9 of 14

                             CONCORD FABRICS INC. AND SUBSIDIARIES

                                      NOTES TO FORM 10-Q

                                      AS AT MAY 28, 1995

                                          (Unaudited)



Note H - Earnings (Loss) Per Share:

Earnings (loss) per share are computed by dividing net earnings by common shares outstanding and common stock equivalents. Outstanding options did not have a material dilutive effect on earnings per share for the thirty-nine weeks ended May 29, 1994.

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

Proforma unaudited consolidated results of operations for the thirty-nine and thirteen week periods ended May 29, 1994 as if the acquisition of Kat-Em occurred at the beginning of the thirty-nine week period ended May 29, 1994 are as follows:
                                         Thirty-Nine       Thirteen
                                         Weeks Ended       Weeks Ended

                                           May 29,           May 29,
                                             1994              1994
                                         ------------      ------------
     Net Sales ......................... $158,347,000       $60,795,000

     Net Earnings ......................   $5,182,000        $1,978,000

     Earnings per share ................        $1.45              $.55

Proforma adjustments comprise interest on indebtedness to finance the acquisition and employment compensation arrangements.







                                                                 10 of 14

                             CONCORD FABRICS INC. AND SUBSIDIARIES

                                         MAY 28, 1995



Item 2..........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OPERATIONS - Thirty-Nine Weeks Ended May 28, 1995 Compared With Thirty-Nine Weeks Ended May 29, 1994.

Fabric sales decreased by 3.8%. Without Kat-Em sales would have declined by 13.7%. Yardage sold decreased by 3.1% but without Kat-Em's contribution yardage sold would have declined by 11.9%. The average selling price decreased by less than 1%.

Gross profit margin decreased from 24.7% in fiscal 1994 to 21.2% in fiscal 1995 primarily due to higher raw material costs, poor plant performance and a less favorable product mix.

Interest expense increased by 41.3% due to higher short term interest rates and increased borrowing to support the working capital requirements of Kat-Em.

There was a pre-tax loss of $466,000 for the first thirty-nine weeks of fiscal 1995 compared with pre-tax earnings of $8,348,000 for the first thirty-nine weeks of fiscal 1994. The reversal resulted from poor gross margins in the solid woven fabric business, part of which was attributed to manufacturing inefficiencies, and to losses generated by the Kat-Em International, Inc. subsidiary. The fiscal 1994 earnings included the gain from the disposal of Registrant's Chino machinery and equipment of $1,421,000. Net loss was $645,000 for 1995 and net earnings were $5,055,000 for 1994. Registrant's 1995 net loss included an extraordinary item (net of income tax credit) in the amount of $297,000. Registrant believes that the Kat-Em acquisition has strategically positioned it globally and will prove to be a contributor to future earnings. Registrant expects its manufacturing efficiency which began to improve in April to help stabilize margins in the fourth quarter of fiscal 1995.

OPERATIONS - Thirteen Weeks Ended May 28, 1995 Compared With Thirteen Weeks Ended May 29, 1994.

Fabric sales decreased by 22.1%. Without Kat-Em sales would have decreased by 28.5%. Yardage sold decreased 19.7% but without Kat-Em's contribution the decrease would have been 25.5%. The average selling price decreased by 3%.

Gross profit margin decreased from 24.9% in fiscal 1994 to 22% in fiscal 1995 due to higher raw material costs, poor plant performance and a less favorable product mix.




                                                                   11 of 14




                             CONCORD FABRICS INC. AND SUBSIDIARIES

                                         MAY 28, 1995



Item 2..........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


                                                     Continued



Selling and shipping expenses decreased by 13.8% due primarily to the decrease in sales.

Interest expense increased by 38.5% due to higher short term interest rates and increased borrowing to support the working capital requirements of Kat-Em.

There was a pre-tax loss of $314,000 for the third quarter of fiscal 1995 compared with pre-tax earnings of $3,260,000 for the third quarter of fiscal 1994. The reversal resulted from poor gross margins in the solid woven fabric business, part of which was attributed to manufacturing inefficiencies, losses generated by the Kat-Em International, Inc. subsidiary and reduced sales. Net loss was $216,000 for 1995 and net earnings were $1,971,000 for 1994.

LIQUIDITY AND CAPITAL RESOURCES

During the thirty-nine weeks of fiscal 1995, Registrant's operations required the use of $5,439,000 cash due to the working capital requirements of the Kat-Em subsidiary; cash was provided by increased long term debt (see Note D). $2,667,000 was used to acquire machinery and equipment. Cash and cash equivalents increased by $1,312,000 during the period. Working capital for the thirty-nine weeks ended May 28, 1995 increased $9,923,000 but would have shown a decrease of $1,077,000 if not for the increase in long term debt of $11,000,000 (see Note D). Registrant expects its lines of credit and cash flow from operations to be adequate to finance operations and meet its cash requirements for the balance of fiscal 1995.












                                                                  12 of 14
                             CONCORD FABRICS INC. AND SUBSIDIARIES

                                           FORM 10-Q

                                            PART II




                    Item 6. Exhibits and reports on Form 8-K
                            --------------------------------

                         (a)  Exhibits - None

                         (b)  No report on Form 8-K was filed by
                              Registrant during the thirty-nine
                              weeks ended May 28, 1995.






































                                                                       13 of 14

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


                                       CONCORD FABRICS INC.
                                       -------------------------
                                       Registrant




Date: July 5, 1995                     By /s/ Earl Kramer
                                       Earl Kramer
                                       President and Chief Executive
                                       Officer





Date: July 5, 1995                     By /s/ Martin Wolfson
                                       Martin Wolfson
                                       Senior Vice President-Treasurer
                                       Chief Financial Officer




















                                                              14 of 14