Form 10-K
period 1995-09-03
CONCORD FABRICS INC
filed 1995-12-01
CIK 23249

                                                           Exhibit index appears
                                                           on page



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                                 Commission File Number
     September 3, 1995                                            I-5960

                              CONCORD FABRICS INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                    13-5673758
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

1359 Broadway, New York, New York                      10018
(Address of principal executive                      (Zip Code)
offices)

Registrant's telephone number, including area code        (212) 760-0300


Securities registered pursuant to Section 12(b) of the Act:


                                                  Name of each exchange
     Title of each Class                          on which registered
----------------------------------                -------------------
Class A Common Stock, par value $.50 per Share    American Stock Exchange
Class B Common Stock, par value $.50 per Share    American Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes    X      No
                                              -------      -------

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                          Yes           No    X
                                              -------      -------

As of November 20, 1995, 2,105,611 shares of Registrant's Class A Common Stock and 1,509,451 shares of Registrant's Class B Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates of Registrant was $2,654,711.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 9, 1996, filed pursuant to Section 14 of the Securities Exchange Act of 1934, incorporated by reference into Part III hereof.

                                     PART I

Item 1.            Business
        Registrant's principal business is developing, designing and producing, in its own facilities and through unaffiliated contractors, woven and knitted fabrics of natural and synthetic fibers in a wide variety of colors and patterns, for sale to manufacturers (primarily of women's apparel) and to retailers (including chains, department stores and independently owned fabric stores) for resale to the home sewing market. In the fiscal year ended September 3, 1995 ("fiscal 1995") 68% of Registrant's fabric sales was to manufacturers and 32% was to retail stores. In the fiscal year ended August 28, 1994 ("fiscal 1994") 71% of Registrant's fabric sales was to manufacturers and 29% was to retail stores.

Manufacture and Sale of Fabrics
        Woven Fabrics
        Woven fabrics accounted for 69% of fabric sales in fiscal 1995, compared with 70% in fiscal 1994 and 72% in fiscal 1993. All of Registrant's supply of unfinished woven fabrics ("greige goods") are made from natural and/or synthetic fibers by unaffiliated companies, who frequently produce the greige goods to Registrant's specifications. In fiscal 1995, Registrant was able to obtain adequate supplies of greige goods at competitive prices. Registrant purchased substantially all of its greige goods from about 85 suppliers; the five largest suppliers accounted for 36% of Registrant's purchases of greige goods and the largest supplied 13%. In fiscal 1994, Registrant purchased substantially all of its greige goods from about 100 suppliers; the five largest suppliers accounted for 37% of Registrant's purchases of greige goods and the single largest supplied 11%. In fiscal 1993, Registrant purchased its greige goods from about 105 suppliers of which the single largest supplied 12% of Registrant's needs. Registrant's greige cloth purchases derive from domestic and imported sources.

        Greige goods purchased by Registrant are printed or dyed and finished by unaffiliated finishers in accordance with Registrant's specifications, or until October, 1995, by Registrant in its Washington, Georgia plant. On October 6, 1995 the Washington Plant was closed (See Item 2. Properties). In fiscal 1995, Registrant contracted with about 10 finishers for the finishing or printing of woven fabrics; the largest contract finisher accounted for 36% of Registrant's woven finishing requirements; no other contract finisher accounted for more than 11%. In fiscal 1995, Registrant's Washington Georgia plant accounted for 18% of Registrant's finishing requirements. Registrant has not experienced difficulties in finding outside sources to convert its solid fabrics now that its Washington Plant is closed.

        Registrant's woven fabrics are sold primarily by its own staff of salesmen and to a lesser extent by independent sales agents. Sales are made primarily to manufacturers of budget and moderate priced women's apparel, and to a lesser extent, to retailers for resale to the home sewing market, to manufacturers of men's wear and to the home furnishing industry.

        In April, 1994, Registrant acquired Kat-Em International, Inc., an importer of finished printed and dyed woven fabrics (see Note N to Financial Statements). This wholly owned subsidiary merchandises and sells these fabrics to apparel manufacturers headquartered in the United States; some of the fabric is shipped into the United States and some is shipped to its customers' offshore manufacturing locations. Kat-Em International, Inc.'s sales, from the date of its acquisition, represented less than 6% of Registrant's consolidated sales in fiscal, 1994. In fiscal 1995 Kat-Em's sales were almost 13% of Registrant's consolidated sales.

        In  fiscal  1995,  Kat-Em   International  Inc,  purchased  fabric  from
approximately   50  suppliers,   the  largest  of  which  provided  25%  of  its
requirements.

        Registrant exports printed and solid woven fabrics for sale abroad. In fiscal 1995 exports accounted for almost 8% of sales. In fiscal 1994 exports were almost 7% of sales and in fiscal 1993 exports were almost 6% Registrant's consolidated sales.

        Prior to each "season" (i.e., spring-summer, fall-winter), Registrant's woven fabrics are designed by Registrant's design staff to meet current and developing styles that Registrant believes will be fashionable. Thus, the demand for Registrant's woven fabrics during any season depends in part upon
Registrant's ability to forecast changes in styles and fashion and react thereto. Registrant often maintains a variety of greige and finished goods at necessary inventory levels to meet changing demand for its woven fabrics.

        Knitted Fabrics
        Knitted fabrics accounted for 31% of fabric sales in fiscal 1995, compared with 30% in fiscal 1994 and 28% in fiscal 1993. Registrant purchases yarn for knitting from unaffiliated suppliers; in fiscal 1995, Registrant purchased yarn from 13 suppliers, the three largest suppliers accounted for 76% of Registrant's purchases of yarn; the largest of which accounted for 48% of yarn purchases. In fiscal 1994 Registrant purchased yarn from 19 suppliers; the three largest of which supplied 63% of Registrant's needs. Registrant is presently able to obtain adequate supplies of yarn at competitive prices and does not believe it is dependent on any single supplier.
        In fiscal 1995, 88% of the yarn purchased by Registrant was knitted into fabric at Registrant's Milledgeville, Georgia facility. The balance of the yarn purchased by Registrant in 1995 was knitted by unaffiliated contractors. In Fiscal 1994, 72% of yarn purchased by Registrant was knitted at

Milledgeville. In the previous fiscal year, almost all of the yarn purchased by Registrant was knitted into fabric in Registrant's Milledgeville, Georgia plant. In the past three years, all of the knitted fabric was dyed and finished in Registrant's Milledgeville and Washington facilities (see Item 2. Properties).

        Registrant generally produces knitted fabrics against orders received in advance of production. As a result, Registrant's knitted fabrics are generally not styled with a view to anticipating fashion trends. Knitted fabrics are sold by Registrant's salesmen and by independent sales agents, primarily to manufacturers of budget and moderately priced women's apparel.

Certain Factors Affecting Registrant's Business
        General
        Registrant's sales and earnings in any fiscal year are strongly influenced by various factors -- the public's acceptance of and demand for Registrant's fabrics and designs and the general state of economic conditions in the textile and apparel industry. In periods of rising raw material prices Registrant may encounter difficulty in passing such increases on to its customers; in periods of falling prices Registrant's inventory and commitment positions can result in significant reductions in gross margins. In addition, Registrant's earnings may be adversely affected by price changes in the greige goods market in the event and to the extent that management does not anticipate the direction and timing of such price changes. Registrant's management attempts to balance spot market purchases with forward commitments so as to minimize this risk.
        In fiscal 1993, Registrant's ability to obtain significantly higher gross margins on some of its product lines more than offset a slight decline in sales volume and resulted in then record earnings. In fiscal 1994 continuing high gross margins were again principally responsible for record operating earnings. In fiscal 1995, reduced demand for fabrics marketed to apparel manufacturers coupled with lower margins for certain product ranges and the provision for loss for the disposal of Washington, Georgia plant resulted in an operating loss.
        The amount of apparel being imported into the United States, particularly from low labor cost regions, is another factor which affects the textile and apparel industry and may significantly adversely affect Registrant's future sales and earnings. Registrant's acquisition in 1994 of Kat-Em, to the extent that its customers include manufacturers with offshore operations, was made in part to counter the possible adverse effects of apparel and textile imports. To date Kat-Em has been unprofitable. The NAFTA (North American Free Trade Act) became effective in fiscal 1994, but to date Registrant cannot assess the adverse effect of its implementation. Similarly, The General Agreement on Tariffs and Trade (GATT) may adversely affect Registrant's business by facilitating imports.
        See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information concerning Registrant's sales and results of operations in fiscal 1995 and 1994.
        Seasonal Fluctuations
        Prior to fiscal 1989, Registrant experienced a traditional seasonal sales pattern, with sales highest from December through March, although sales tended lower as the year progressed. Subsequent thereto, much of the seasonality in Registrant's business has been mitigated due to a combination of growth in Registrant's sales to retail stores which are less subject to seasonality and an increase in the production of customer orders in Registrant's own manufacturing facilities.

Customers, Employees and Competition
        In fiscal 1995, Registrant sold its fabric products to approximately 4,100 customers, the 20 largest of which accounted for 27% of sales; the largest customer, a retail chain store, accounted for approximately 3% of sales. Registrant sells on credit terms standard in the industry. Registrant sells its fabrics throughout the United States, but its principal sales markets for apparel fabrics are the New York metropolitan area and to a lesser extent California and its neighboring states. Registrant's home sewing fabric sales are not concentrated in any regional market.
        Registrant employs approximately 435 persons. Registrant's employees are not represented by a union. In fiscal 1995, approximately 35 of Registrant's employees were engaged in activities relating to development of new or improved fabrics and designs. Registrant spent approximately $5,800,000 on such activities in fiscal 1995 and approximately $4,600,000 on such activities in fiscal 1994 and $3,600,000 in fiscal 1993. Registrant does not hold any significant patents or licenses, but does have copyrights on print patterns that it develops. Registrant protects its copyrights and actively pursues infringers. Registrant licenses the rights to use certain of its patterns and receives royalty payments thereon. Registrant also purchases designs for its printed fabrics from unaffiliated designers.
        Many firms, no one of which is dominant, are in competition with Registrant; competition is based primarily on price, product, quality and service. Registrant is in competition both with converters -- whose function is limited to the conversion of greige goods and yarn into finished fabrics -- and with integrated textile companies which manufacture, as well as convert, greige goods and yarns. Since Registrant operates its knitting plant in Milledgeville, Georgia, Registrant is not solely a converter. However, it is not a fully integrated producer since it does not weave greige goods or spin yarn, does not print woven or knit greige goods and did not dye and finish all of its woven greige goods. Registrant contracts out all its print requirements with unaffiliated producers. Since Registrant closed its Washington, Georgia Plant in October, 1995, it now contracts out all of its solid woven dyeing and finishing. Registrant believes that it is one of the larger firms whose primary business is converting, but there are a number of integrated firms with which Registrant competes that have significantly larger sales, financial, and other resources than Registrant.

Item 2.            Properties
        Registrant owns a 23 1/2-year-old knitting and finishing plant, consisting of approximately 130,000 square feet on one floor, situated on approximately 60 acres of land in Milledgeville, Georgia. The plant generally operates at full productive capacity, which is adequate for Registrant's requirements.
        Registrant, in fiscal 1986, purchased a 140,000-square foot building on approximately 55 acres of land in Washington, Georgia. On October 6, 1995 Registrant closed this facility and it is currently being offered for sale. See
Part I, Item 1. Business for more information concerning this location. Registrant, in fiscal 1987, purchased a 93,000-square foot building on approximately three acres of land in Chino, California. In February, 1994 Registrant sold the machinery and equipment in that facility, and leased the building to a non-affiliated contract dyeing and finishing company for a five year term. See Part I, Item 1. Business and Management's Discussion and Analysis for more information concerning this location.
        Registrant's Washington facility was closed because Registrant could not secure sufficient business at acceptable margins to adequately fill its capacity.
        Registrant believes that its Milledgeville, Georgia facility will provide substantially all of its knitting and dyeing and finishing of knitted fabrics requirements.

        Registrant has entered into leases expiring in 2003 for two floors at 1359 Broadway, New York, New York, consisting of approximately 40,000 square feet which it uses for its executive offices and showrooms. Kat-Em International, Inc. has a lease for office and warehouse space in Los Angeles, California comprised of 40,000 square feet; the lease expires in 1999. (See Note H of Notes to Financial Statements).

Item 3.            Legal Proceedings
        None.

Item 4.            Submission of Matters to a Vote of Security Holders
        Not applicable.

Executive Officers of Registrant

        The following table shows the executive officers of Registrant, their respective ages, and all positions presently held with Registrant by each such person.

Name                     Age       Position
----                     ---       --------
Alvin Weinstein          70        Chairman of the Board and Director
Frank Weinstein          65        Vice Chairman of the Board and Director
Earl Kramer              62        President and Director
Martin Wolfson           59        Senior Vice President, Treasurer and Director
Mark Neugeboren          45        Vice President
Joan Weinstein           63        Secretary

        Alvin Weinstein has been Chairman of the Board of Registrant since 1969. Frank Weinstein has been Vice Chairman of the Board since 1979. Alvin and Frank Weinstein are brothers.

        Mr. Kramer joined Registrant in June 1972 as President of its Knit Division, with responsibility for supervising and coordinating the various aspects of Registrant's knit operations. In March 1976, Mr. Kramer was elected a Vice President of Registrant and was given the additional executive responsibility of supervising the operation of Registrant's dyeing and finishing plant in Washington, Georgia. Mr. Kramer has served as President of Registrant since August 1979.

        Mr. Wolfson was elected Senior Vice President in 1995 after having been Vice President since 1981 and Treasurer and a Director of Registrant since 1973. Formerly he had served as Controller of Registrant. He served as Secretary of Registrant from January 1973 to October 1981. Mr. Wolfson is the principal financial officer of Registrant.

        In January 1985, Mr. Neugeboren was elected a Vice President in Charge of Production. Mr. Neugeboren joined Registrant in 1972 and has held various positions in its production departments.

        In October 1982, Joan Weinstein (the wife of Alvin Weinstein) was elected Secretary of Registrant. She has been Registrant's Fashion Director since joining Registrant in 1973.

        All of Registrant's officers hold office until the next annual meeting of Registrant's Board of Directors (scheduled for January 9, 1996) and the election of their successors.

                                    PART II
Item 5.            Market for the Registrant's Common Stock and Related Security

                   Holder Matters

         On May 27, 1988 Registrant exchanged one share each of Class A and Class B stock of Concord Fabrics Inc. (a Delaware Corporation) for each share of stock previously issued of Concord Fabrics Inc. (a New York Corporation). As of September 3, 1995, the number of record holders of the Registrant's Class A
Common Stock was 400 and the number of record holders of Registrant's Class B Common Stock was 374. The principal market on which both classes of

Registrant's Common Stock is traded is the American Stock Exchange. The table below sets forth information on the high and low sales prices for such Common Stock for each quarter of fiscal 1995 and 1994.

                      -------------1995------------   -------------1994--------------
Fiscal Quarters       ---Class A---   ---Class B---   ---Class A---    ---Class B---
Ending On or About     High     Low     High    Low    High      Low     High    Low
------------------     ----     ---     ----    ---    ----      ---     ----    ---
November 30            9-1/2   7-3/4   9-1/8   7-7/8   8-5/8    6-1/4    8-1/4   6-1/4
February 28            8-3/8   6-3/4   8       6-1/2  10-5/8    8-5/8   10-5/8   8-5/8
May 31                 6-7/8   5-3/8   6-1/2   5-1/2  10-5/8    7       10       7
August 31              6-5/8   4-7/8   6-1/2   4-5/8   9-5/8    7-3/8    9-5/8   7-3/8

        Registrant has not paid cash dividends for many years and has no present intention to do so.
        The payment of dividends by Registrant is subject to restrictions under the terms of the Note Agreement between Registrant and John Hancock Mutual Life Insurance Company (the "Note Agreement"). Under the Note Agreement, cumulative payments for cash dividends and redemption of capital stock are limited to $3,000,000 plus 50% of Consolidated Net Income (as defined) subsequent to August 28, 1994 plus net cash proceeds from the sale of stock; $2,025,000 was available for such payments as of September 3, 1995.

ITEM 6                    CONCORD FABRICS INC.
                            AND SUBSIDIARIES


                        SELECTED FINANCIAL DATA



                                                                                   Year Ended
                                                -------------------------------------------------------------------------------
                                                September 3,        August 28,      August 29,     August 30,      September 1,
                                                    1995              1994            1993           1992             1991
                                                 -------------    -------------   -------------   -------------   -------------
Net sales                                         $180,152,779     $197,804,544    $197,047,714    $201,727,239    $197,826,710
                                                  ------------     ------------    ------------    ------------    ------------
Cost of sales                                      143,950,238      148,920,930     153,338,242     163,328,144     159,661,419
Merchandising expenses                               9,644,429        8,698,897       7,758,817       7,395,576       7,646,917
Selling and shipping expenses                       13,852,770       14,169,565      12,370,215      12,819,442      13,222,483
General and administrative expenses                 12,640,139       13,551,493      11,724,618      11,011,780      11,128,696
Provision for doubtful accounts                        633,000        1,321,000       1,777,000         698,000       1,260,000
Interest expense (net)                               2,432,438        1,787,311       2,320,021       3,202,091       3,582,006
Plant shut-down costs                                1,100,000                                        3,000,000
Gain on sale of equipment                                            (1,420,606)
                                                  ------------     ------------    ------------    ------------    ------------
          Total                                    184,253,014      187,028,590     189,288,913     201,455,033     196,501,521
                                                  ------------     ------------    ------------    ------------    ------------

Earnings (loss) before income taxes and
  extraordinary item                                (4,100,235)      10,775,954       7,758,801         272,206       1,325,189

Income tax provision (credit)                       (1,414,000)       4,332,000       3,133,000         102,000         542,000
                                                  ------------     ------------    ------------    ------------    ------------

Net earnings (loss) before extraordinary item       (2,686,235)       6,443,954       4,625,801         170,206         783,189

Extraordinary item (net of income tax credit)         (297,266)
                                                  ------------     ------------    ------------    ------------    ------------
NET EARNINGS (LOSS)                               $ (2,983,501)    $  6,443,954    $  4,625,801    $    170,206    $    783,189
                                                  ============     ============    ============    ============    ============

   Earnings (loss) per share:
     Earnings (loss) before extraordinary item        $(.75)           $1.80           $1.30            $.05            $.22
     Extraordinary item                                (.08)
                                                      -----            ----            -----            ----            ----
          Net earnings (loss)                         $(.83)           $1.80           $1.30            $.05            $.22
                                                      =====            =====           =====            ====            ====
   Average number of shares used in computing
     earnings (loss) per share                       3,606,976        3,574,780       3,565,062       3,565,062       3,565,062
                                                 =============    =============   =============   =============   =============

Dividends paid                                        None             None            None            None            None
                                                      ====             ====            ====            ====            ====
Working capital                                  $  44,625,140    $  37,845,803   $  33,385,284   $  30,462,022   $  29,711,483
                                                 =============    =============   =============   =============   =============

Long-term debt (less current portion)            $  20,000,000    $   7,500,000   $   9,000,000   $  10,500,000   $  12,000,000
                                                 =============    =============   =============   =============   =============

Total assets                                     $  76,645,925    $  84,895,505   $  74,854,867   $  76,621,865   $  81,399,324
                                                 =============    =============   =============   =============   =============

Stockholders' equity                             $  39,777,321    $  42,723,322   $  36,166,868   $  31,541,067   $  31,370,861
                                                 =============    =============   =============   =============   =============

Stockholders' equity per share                       $11.00           $11.86          $10.14           $8.85           $8.80
                                                     ======           ======          ======           =====           =====






         The year ended September 3, 1995 comprised 53 weeks; the other years presented each comprised 52 weeks.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Fiscal 1995 vs. Fiscal 1994
        Fiscal 1995 comprised 53 weeks; fiscal 1994 comprised 52 weeks. Fiscal 1995 results include the operations of Kat-Em International Inc. for a full year. Fiscal 1994 results include the operations of Kat-Em from April 18, 1994, the date it was acquired by Registrant, through August 28, 1994.
        Net sales decreased 9% from $197,804,544 to $180,152,779. This resulted from a decline in unit sales of 8% and a 1% decline in average selling price. Registrant believes that the decrease in sales reflected decreased consumer spending on domestically manufactured apparel.
        Gross margins fell from 24.7% in fiscal 1994 to 20.1% in fiscal 1995. This resulted from price competition stemming from reduced consumer demand, inefficiencies and lack of productivity in Registrant's Washington, Georgia manufacturing facility (the plant was closed in October, 1995), higher raw material costs, and inventory mark-downs predominantly in the Kat-Em subsidiary. Registrant expects that the closing of the Washington plant will lead to lower sales but higher gross margins in fiscal 1996.
        Merchandising expenses increased by approximately $945,000 or 11%. About $700,000 of this was due to the inclusion of the Kat-Em operation for a full year in fiscal 1995 versus a four and one half month period in fiscal 1994. The balance resulted from higher engraving costs associated with the production of more intricate designs on Registrant's printed fabrics.
        Selling and shipping expenses declined about 2% as a result of the decrease in Registrant's sales. The decrease was less than the actual sales decrease because some of Registrant's selling and shipping expenses do not vary directly with sales but represent sales management cost which are more fixed in nature.

        General and administrative expenses declined almost 7% primarily due to decreased performance related compensation and profit sharing.
        Registrant's provision for doubtful accounts declined from $1,321,000 in fiscal 1994 to $633,000 in fiscal 1995 because they were no significant customer failures in contrast with fiscal 1994. However, Registrant is continuously exposed to bad debt risk with respect to its wholesale customers when such customers may have significant concentration of business with retailers who may become financially unstable. Registrant attempts to monitor this situation and adjust its credit policies accordingly.
        Interest expense increased by 36%. In November, 1994 Registrant secured $20,000,000 of long term financing which replaced $9,000,000 of long term debt and added to working capital. The additional $11,000,000 of long term borrowing, although at a lower fixed rate than the debt it replaced in part accounted for substantially all of the increase in interest cost for the year. Average short term debt declined by almost $2,000,000 but average short term borrowing rates were higher in fiscal 1995 so that interest cost on short term debt was marginally higher.
        In fiscal 1995 Registrant incurred a loss of $2,686,000 (net of an income tax credit of $1,414,000) before an extraordinary item. The loss principally reflected weak demand for Registrant's imported and domestic woven fabrics marketed to apparel manufacturers. The loss included $660,000 (net of tax credit) provision for the shut down of the Washington, Georgia plant. An extraordinary loss of $297,000 (net of income tax credit of $198,000) in connection with a penalty incurred on Registrant's early repayment of a term loan brought the net loss to $2,984,000.
        In fiscal 1994 Registrant earned $6,444,000 (net of $4,332,000 income taxes). The results included an $860,000 after tax gain from the sale of machinery and equipment.

        Fiscal 1994 vs. Fiscal 1993

        Fiscal 1994 and fiscal 1993 comprised 52 weeks.
        Fiscal 1994 results include the operations of Kat-Em from April 18, 1994 (the date it was acquired by Registrant).
        Net sales increased less than 1% from $197,047,714 to $197,804,544. A decline in unit sales by approximately 3 1/2% was offset by an increase in average selling price of about 4%.
        Gross margins rose from 22.2% in fiscal 1993 to 24.7% in fiscal 1994 primarily due to a more favorable product mix comprised of proprietary printed fabric lines and a favorable greige goods market. Increasing greige goods costs are expected to put pressure on future gross margins and may adversely affect operating results. However, Registrant believes that the disposition of the Chino facility will lead to improved operating efficiencies at its Washington, Georgia plant as its solid woven fabric dyeing and finishing needs are concentrated there. Accordingly, gross margins for certain of Registrant's products may improve.
        In February, 1994 Registrant sold the operating assets of its Chino, California plant for $2,000,000 cash and recognized a pre-tax gain of $1,420,606. Registrant also leased the land and building for a five year period to the buyer. The lessee has an option to purchase the real estate for $2,900,000.
        Merchandising expenses increased by approximately 8% reflective of higher costs associated with designing and engraving print patterns and 4% due to the acquisition of Kat-Em.
        Selling and shipping expenses increased by almost 12% as a result of the payment of higher performance related compensation and 3% due to the acquisition of Kat-Em.

        General and administrative expenses increased by almost 10% reflective of higher performance related compensation and 6% due to the acquisition of Kat-Em.
        Registrant's provision for doubtful accounts declined from $1,777,000 in fiscal, 1993 to $1,321,000 in fiscal, 1994.
        Interest expense declined by 23% reflective of lower average short term borrowing requirements permitted by cash flow generation from earnings and reduced long term debt as a result of Registrant's scheduled amortization payment thereon.
        In fiscal 1994 Registrant earned $6,444,000 (net of $4,332,000 income taxes) in fiscal 1993 Registrant earned $4,626,000 (net of $3,133,000 income taxes). The 1994 results included a pre-tax gain of $1,421,000 ($860,000 after tax) from the sale of the Chino, California plant's operating assets.
        Liquidity and Capital Resources
        During fiscal 1995, Registrant met its cash needs from cash flow from operations ($1,460,000), issuance and sale of notes ($20,000,000) and the sale of capital stock ($38,000), which it used to invest in plant and equipment ($4,113,000), reduce short term debt ($7,600,000), and repay long term debt ($9,000,000). Cash increased by $785,000. Working capital increased by $6,779,000.
        Under individual credit line arrangements with several New York banks, Registrant may borrow up to $20,000,000 at the prime lending rate. In addition, the Registrant has a facility of $5,000,000 for letters of credit in connection with the operations of Kat-Em. The credit lines are unsecured. Registrant is generally expected to maintain compensating bank balances. The banks have advised that Registrant has been in substantial compliance with its compensating balance arrangements, and that withdrawal of bank balances is not legally restricted. Amounts borrowed are generally due in 30 to 90 days. Although the lending arrangements are informal and are cancelable at each bank's option, Registrant has no reason to believe that the lines of credit will not be available during fiscal 1996. Registrant's actual borrowing fluctuates from month to month. The average outstanding debt during fiscal 1995 was $9,538,000 and the maximum outstanding at any time during the year was $18,000,000. $2,000,00 was outstanding at September 3, 1995. Registrant expects its lines of credit, together with cash management and cash flow from operations, to be adequate to finance operations for fiscal 1996.
        Registrant's long-term lending agreement with an insurance company which is unsecured, prohibits pledging of assets, and requires (among other things - See Note G to Financial Statements) maintenance of minimum working capital, tangible net worth of $36,166,868 and maintenance of a minimum working capital ratio of 1.5 to 1. The unpaid principal balance is $20,000,000. At September 3, 1995, tangible net worth approximated $39,450,000 and Registrant's working capital ratio was 3.7 to 1. Registrant has met all of the requirements specified in the loan agreement. The loan bears interest at 9.31% a year, and is repayable in seven equal annual installments beginning November, 1998.

        Inflation
        Registrant's operating costs are subject to the general inflationary trends of the rest of the economy; in fiscal 1995 such trends were modest; inflation has not been a significant factor in Registrant's costs for the last three fiscal years.

ITEM 8                    CONCORD FABRICS INC.
                            AND SUBSIDIARIES


                             - I N D E X -



                         FINANCIAL STATEMENTS


INDEPENDENT AUDITORS' REPORT


CONSOLIDATED BALANCE SHEET AS AT SEPTEMBER 3, 1995
   AND AUGUST 28, 1994


CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED
   EARNINGS FOR THE YEARS ENDED SEPTEMBER 3, 1995,
   AUGUST 28, 1994 AND AUGUST 29, 1993


CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS
   ENDED SEPTEMBER 3, 1995, AUGUST 28, 1994 AND
   AUGUST 29, 1993


NOTES TO FINANCIAL STATEMENTS


                    FINANCIAL STATEMENT SCHEDULE


Schedule II - Valuation and Qualifying Accounts


Schedules other than those referred to above have been omitted as the conditions requiring their filing are not present or the information has been presented elsewhere in the financial statements.

[LETTERHEAD]

                          Independent Auditors' Report




To the Board of Directors
   and Stockholders
Concord Fabrics Inc.


     We have audited the accompanying consolidated balance sheets of Concord Fabrics Inc. and Subsidiaries as at September 3, 1995 and August 28, 1994, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended September 3, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord Fabrics Inc. and Subsidiaries as at September 3, 1995 and August 28, 1994, and the results of its operations and its cash flows for each of the three years in the period ended September 3, 1995 in conformity with generally accepted accounting principles.

     The audits of the financial statements were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of financial statement schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                          EISNER & LUBIN
                                    ----------------------------
                                    CERTIFIED PUBLIC ACCOUNTANTS


New York, New York
November 20, 1995

                            CONCORD FABRICS INC.
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

                                                   September 3,      August 28,
                  A S S E T S                          1995             1994
                  -----------                      ------------     -----------
Current assets:
   Cash                                             $ 2,362,119      $ 1,577,382

   Accounts receivable (less estimated
     doubtful accounts of $1,225,000 in
     1995 and $2,175,000 in 1994)                    27,909,706       34,999,162

   Inventories (Notes A(2) and B)                    24,071,426       31,084,560

   Income tax refunds receivable                      2,051,000

   Prepaid expenses and other current
     assets                                           2,352,403        2,556,929

   Deferred income taxes
     (Note D)                                         2,172,000        1,923,000
                                                    -----------      -----------
          Total current assets                       60,918,654       72,141,033

Property, plant and equipment (at cost,
   less depreciation and amortization of
   $5,101,597 in 1995 and $6,101,858 in
   1994) (Notes A(3) and C)                           8,153,913        8,880,287

Property, plant and equipment held
   for sale - at estimated disposal
   value (Note O)                                     3,000,000

Property and plant - leased to
   others (Note M)                                    2,193,532        2,345,692

Other assets                                          2,379,826        1,528,493
                                                    -----------      -----------
          T O T A L                                 $76,645,925      $84,895,505
                                                    ===========      ===========



                                                     September 3,    August 28,
                 L I A B I L I T I E S                   1995          1994
                 ---------------------               ------------    --------
Current liabilities:
   Notes payable - banks (Note E)                     $ 2,000,000    $ 9,600,000
   Notes payable - insurance company
     (current portion) (Note G)                                        1,500,000
   Accounts payable                                     8,923,439     15,190,783
   Accrued expenses and taxes                           5,370,075      7,011,810
   Income taxes (Note D)                                                 992,637
                                                      -----------    -----------
          Total current liabilities                    16,293,514     34,295,230

Notes payable - insurance company
   (less current portion above) (Note G)               20,000,000      7,500,000
Deferred income taxes (Note D)                            214,000         75,000
Other liabilities                                         361,090        301,953
                                                      -----------    -----------
          Total liabilities                            36,868,604     42,172,183
                                                      -----------    -----------

Commitments and contingencies
   (Notes B, F, G, H, K, M, O and Q)

         S T O C K H O L D E R S'  E Q U I T Y
         -------------------------------------
                 (Notes G, J and K)

Common stock:
   Class A - $.50 par value - authorized
     4,000,000 shares, issued 2,105,611
     shares in 1995 and 2,093,111 shares
     in 1994                                            1,052,805      1,046,555
   Class B - $.50 par value - authorized
     4,000,000 shares, issued 1,509,451 shares            754,726        754,726
   Additional paid-in capital                           9,062,885      9,031,635
   Retained earnings (statement attached)              28,906,905     31,890,406
                                                      -----------    -----------
          Total stockholders' equity                   39,777,321     42,723,322
                                                      -----------    -----------
          T O T A L                                   $76,645,925    $84,895,505
                                                      ===========    ===========


        The notes to financial statements are made a part hereof.

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS AND
                               RETAINED EARNINGS


                                                                            Y e a r   E n d e d
                                                              -------------------------------------------------
                                                               September 3,       August 28,       August 29,
                                                                  1995              1994             1993
                                                              --------------    --------------   --------------

Net sales                                                       $180,152,779      $197,804,544     $197,047,714
                                                                ------------      ------------     ------------

Cost of sales                                                    143,950,238       148,920,930      153,338,242
Merchandising expenses                                             9,644,429         8,698,897        7,758,817
Selling and shipping expenses                                     13,852,770        14,169,565       12,370,215
General and administrative expenses                               12,640,139        13,551,493       11,724,618
Provision for doubtful accounts                                      633,000         1,321,000        1,777,000
Interest expense (net) (Note I)                                    2,432,438         1,787,311        2,320,021
Gain on sale of equipment (Note M)                                                  (1,420,606)
Plant shut-down costs (Note O)                                     1,100,000
                                                                ------------      ------------     ------------
          T o t a l                                              184,253,014       187,028,590      189,288,913
                                                                ------------      ------------     ------------

Earnings (loss) before income taxes and
   extraordinary item                                             (4,100,235)       10,775,954        7,758,801

Income tax provision (credit) (Note D)                            (1,414,000)        4,332,000        3,133,000
                                                                ------------      ------------     ------------

Earnings (loss) before extraordinary item                         (2,686,235)        6,443,954        4,625,801

Extraordinary item - loss on early extinguishment
   of debt (net of income tax credit) (Note G)                      (297,266)
                                                                ------------      ------------     ------------

Net earnings (loss)                                               (2,983,501)        6,443,954        4,625,801

Retained earnings - beginning of year                             31,890,406        25,446,452       20,820,651
                                                                ------------      ------------     ------------

RETAINED EARNINGS - END OF YEAR
   (TO CONSOLIDATED BALANCE SHEET)                              $ 28,906,905      $ 31,890,406     $ 25,446,452
                                                                ============      ============     ============


   Earnings (loss) per share (Notes A(4) and K):
      Earnings (loss) before extraordinary item                   $(.75)            $1.80           $1.30
      Extraordinary item                                           (.08)
                                                                  -----             -----           -----

      Net earnings (loss)                                         $(.83)            $1.80           $1.30
                                                                  =====             =====           =====

   Average number of shares used in computing
      earnings (loss) per share                                     3,606,976         3,574,780       3,565,062
                                                                    =========         =========       =========






           The notes to financial statements are made a part hereof.

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      Y e a r   E n d e d
                                                                         -----------------------------------------------
                                                                          September 3,      August 28,       August 29,
                                                                             1995              1994             1993
                                                                         -------------    -------------    -------------
Cash flows from operating activities:
   Net earnings (loss)                                                     $(2,983,501)     $ 6,443,954      $ 4,625,801

   Adjustments  to  reconcile  net  earnings  (loss)  to net
   cash  provided  by  operating activities:
     Depreciation and amortization                                           1,991,438        1,977,960        1,744,735
     Deferred income taxes                                                    (110,000)        (249,000)         110,000
     Provision for doubtful accounts                                           633,000        1,321,000        1,777,000
     Gain on sale of equipment                                                               (1,420,606)
     Plant shut-down costs                                                   1,100,000


     Change  in assets  and  liabilities,  net of  effects
     in 1994 of  purchase acquisition:
       Decrease (increase) in:
         Accounts receivable                                                 6,456,456        1,763,070       (3,222,741)
         Inventories                                                         7,013,134       (9,476,448)       4,216,433
         Income tax refunds receivable                                      (2,051,000)
         Prepaid expenses and other current assets                             204,526           37,826         (124,407)
         Other assets                                                         (851,333)        (452,014)        (465,227)
       Increase (decrease) in:
         Accounts payable                                                   (6,267,344)       1,919,810         (609,048)
         Accrued expenses and taxes                                         (2,741,735)       1,682,556          992,781
         Income taxes                                                         (992,637)         537,520       (1,111,716)
         Other liabilities                                                      59,137           37,928           35,184
                                                                           -----------      -----------      -----------

            Net cash provided by operating activities                        1,460,141        4,123,556        7,968,795
                                                                           -----------      -----------      -----------

Cash flows from investing activities:
   Purchases of property, plant and equipment                               (4,112,904)      (2,914,448)      (1,621,231)
   Proceeds from sale of equipment                                                            2,000,000
   Payment for purchase of Kat-Em International, Inc.                                        (1,150,482)
                                                                           -----------      -----------      -----------

            Net cash (used in) investing activities                         (4,112,904)      (2,064,930)      (1,621,231)
                                                                           -----------      -----------      -----------

Cash flows from financing activities:
   Payment of notes payable - insurance company                             (9,000,000)      (1,500,000)      (1,500,000)
   Borrowing - insurance company                                            20,000,000
   Payments of notes payable - banks (net)                                  (7,600,000)      (1,200,000)      (4,200,000)
   Issuance of Class A common stock pursuant to
     stock options exercised                                                    37,500          112,500
                                                                           -----------      -----------      -----------

            Net cash provided by (used in) financing activities              3,437,500       (2,587,500)      (5,700,000)
                                                                           -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH                                                784,737         (528,874)         647,564

Cash - beginning of year                                                     1,577,382        2,106,256        1,458,692
                                                                           -----------      -----------      -----------

CASH - END OF YEAR                                                         $ 2,362,119      $ 1,577,382      $ 2,106,256
                                                                           ===========      ===========      ===========


        The notes to financial statements are made a part hereof.

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS



(Note A) - Summary of Significant
           Accounting Policies:

     (1) Principles of Consolidation - The financial statements include the accounts of Concord Fabrics Inc. and its wholly-owned subsidiaries (the Company); intercompany investments, advances and transactions have been eliminated (Note N).

     (2) Inventories - Inventories are stated at lower of cost or market, first-in, first-out; obsolete inventory items are carried at net realizable value. Inventory costs comprise material, direct labor and overhead (Note B).

     (3) Property and Depreciation - Property, plant and equipment is recorded at cost. Profits and losses on dispositions are reflected in current operations. Fully depreciated assets are written off against accumulated depreciation.

          Depreciation for financial accounting purposes is computed substantially by the straight-line method to amortize the cost of various classes of assets over their estimated useful lives. Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease.

          For income tax purposes, accelerated methods of depreciation are generally used; deferred income taxes are provided for the difference between depreciation expense for financial accounting purposes and for income tax purposes.

     (4) Earnings (loss) Per Share - Earnings (loss) per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the year. Outstanding options to purchase common shares (Note
K) did not have a material effect on earnings per share for the years ended August 28, 1994 and August 29, 1993.

     (5) For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

     (6) The Company operates on a 52-53 week year ending on the Sunday closest to August 31. The year ended September 3, 1995 comprised fifty-three weeks; the other two years in the period ended September 3, 1995 each comprised fifty-two weeks.





(Continued)

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  - Sheet 2 -


(Note B) - Inventories:

          Inventories are summarized by categories as follows:

                                                   September 3,      August 28,
                                                      1995              1994
                                                   ------------     ------------
Finished goods                                      $12,160,524      $14,295,989

Work-in-process                                       3,253,096        5,544,442

Greige goods and yarn                                 8,657,806       11,244,129
                                                   ------------     ------------

        T o t a l                                   $24,071,426      $31,084,560
                                                   ============     ============





          At September 3, 1995, the Company had outstanding commitments to purchase greige goods aggregating approximately $6,500,000.


(Note C) - Property, Plant and Equipment:

          Property, plant and equipment is summarized as follows:



                                                                    Estimated
                                      September 3,   August 28,    Useful Life
                                          1995         1994         (In Years)
                                      ------------   -----------   -------------
Land                                  $    78,503   $   171,350
Buildings                               2,568,195     4,010,289      19 to 40
Machinery and
   equipment                            7,628,490     8,453,179       5 to 9
Furniture and
   fixtures                             1,339,152     1,337,654       3 to 8
Leasehold
   improvements                         1,641,170     1,009,673   Term of lease or
                                                                    life of asset

                                      -----------   -----------
      T o t a l                        13,255,510    14,982,145

Less depreciation
   and amortization                     5,101,597     6,101,858
                                      -----------   -----------

      N e t                           $ 8,153,913   $ 8,880,287
                                      ===========   ===========





(Continued)

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  - Sheet 3 -



(Note D) - Income Taxes:

     (1) Income tax provision (credit) on the consolidated statement of operations and retained earnings is analyzed as follows:

                                                 Y e a r   E n d e d
                                    --------------------------------------------
                                    September 3,       August 28,     August 29,
                                       1995               1994           1993
                                    -----------       -----------    -----------
Currently payable
(refundable):
   Federal                          $(1,304,000)       $3,792,000     $2,359,000
   State and local                                        789,000        664,000

Deferred:
   Federal                               34,000          (205,000)        88,000
   State and local                     (144,000)          (44,000)        22,000
                                    -----------       -----------    -----------

     T o t a l                      $(1,414,000)*      $4,332,000     $3,133,000
                                    ===========       ===========    ===========





     (2) Income taxes computed at the statutory federal income tax rate are reconciled to income tax provision (credit) on the consolidated statement of operations and retained earnings as follows:

                                              Y e a r   E n d e d
                                ------------------------------------------------
                                 September 3,       August 28,      August 29,
                                    1995               1994            1993
                                ------------       ------------    ------------

Income taxes at statutory
   federal income tax rate       $(1,364,000)        $3,675,000      $2,645,000
Effect of:
   State and local income
     taxes (net of federal
     income taxes)                   (85,000)           606,000         453,000
   Nondeductible expenses             68,000             99,000          67,000
   Foreign sales corporation         (33,000)           (48,000)        (32,000)
                                ------------       ------------    ------------

     T o t a l                   $(1,414,000)*       $4,332,000      $3,133,000
                                ============       ============    ============


         *The tax benefit related to the extraordinary item on retirement of debt was $198,000 in the year ended September 3, 1995.





(Continued)

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  - Sheet 4 -


(Note D) - Income Taxes (Continued):

     (3) Deferred tax assets and liabilities are comprised of the following elements:

                                                      September 3,     August 28,
                                                          1995            1994
                                                       -----------    -----------
Gross deferred assets:
   Excess of tax over financial statement
     basis of property and plant leased
     to others                                          $  177,000     $  179,000
   Estimated doubtful accounts                             489,000        869,000
   Excess of tax over financial statement
     basis of inventory                                  1,027,000        766,000
   Accruals deductible for tax purposes
     when paid                                             767,000        409,000
   State and other tax loss carryforwards                   60,000
                                                       -----------    -----------

         Gross deferred assets                           2,520,000      2,223,000
                                                       -----------    -----------

Gross deferred liabilities:
   Excess of financial statement over
     tax basis of property, plant and
     equipment                                             406,000        375,000
   Excess of financial statement over
     tax basis of property, plant and
     equipment held for sale                               156,000
                                                       -----------    -----------
         Gross deferred liabilities                        562,000        375,000
                                                       -----------    -----------

         Net deferred taxes                             $1,958,000     $1,848,000
                                                       ===========    ===========

Reflected on attached consolidated balance sheet as:
   Current deferred asset - net                         $2,172,000     $1,923,000
   Non-current deferred (liability) - net                 (214,000)       (75,000)
                                                       -----------    -----------

         Net deferred taxes                             $1,958,000     $1,848,000
                                                       ===========    ===========



     (4) Concord Fabrics Inc. files a consolidated federal income tax return with its domestic subsidiary; separate returns are filed for state and local income tax purposes.



(Continued)

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  - Sheet 5 -


(Note E) - Notes Payable - Banks:





     (1) The Company has total bank lines of credit aggregating $20,000,000; $2,000,000 of loans were outstanding at September 3, 1995. Amounts borrowed are generally due in 30 to 90 days. The line of credit arrangements are informal and are cancelable at the banks' option and provide for borrowings at the prime lending rate. The Company is generally expected to maintain average annual compensating bank balances in consideration of average annual bank borrowings. The banks have advised that the Company has been in substantial compliance with its compensating balance arrangements and that withdrawals of bank balances are not legally restricted. The average interest rates on amounts outstanding were 8.75% and 7.75% at September 3, 1995 and August 28, 1994, respectively.

     (2) A subsidiary of the Company had approximately $450,000 of letters of credit outstanding at September 3, 1995 for merchandise scheduled for future receipts.


(Note F) - Profit-Sharing Plan:

          The Company's noncontributory profit-sharing plan, approved by the Treasury Department, for the benefit of eligible full time employees, provides for a minimum annual contribution to a trust fund based on percentages of pre-tax profits (as defined); the Board of Directors may increase such minimum annual contribution at its sole discretion but all contributions are limited to the maximum amount deductible for federal income tax purposes. Contributions of $500,000 and $420,000 were made for the years ended August 28, 1994 and August 29, 1993, respectively; no contribution was made for the year ended September 3, 1995.


(Note G) - Notes Payable - Insurance
           Company:

          On November 30, 1994, the Company borrowed $20,000,000 from an insurance company. The unsecured loan bears interest at 9.31% a year and is repayable in seven equal annual installments commencing on the fourth anniversary date of the borrowing. A portion of the loan proceeds was used to prepay the $9,000,000 loan outstanding to The Prudential Insurance Company of America. A prepayment penalty of $495,266 was also paid; this amount has been reflected as an extraordinary item (net of $198,000 income tax benefit) on the statement of operations and retained earnings for the year ended September 3, 1995.

(Continued)

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  - Sheet 6 -



(Note G) - Notes Payable - Insurance
           Company (Continued):

          The new loan agreement requires maintenance of tangible net worth of approximately $36,000,000. The Company must also maintain, at each fiscal quarter end, ratios of current assets to current liabilities and current assets to total liabilities of not less than 1.5 to 1 and 1.4 to 1, respectively, and may not permit debt for borrowed money to exceed 55% of capitalization (as defined). The agreement also prohibits the pledging of assets and restricts dividends and redemptions of capital stock to $3,000,000 plus 50% of consolidated net income (as defined) subsequent to August 28, 1994; at September 3, 1995, $2,025,000 was available for such payments.


(Note H) - Leases:

          The Company leases showroom and office space and various equipment under leases expiring at various dates to 2003.

          Minimum rental payments under long-term leases in effect at September 3, 1995 are as follows:

          Year ending in:
             1996                                            $1,542,000
             1997                                             1,133,000
             1998                                             1,069,000
             1999                                               819,000
             2000                                               701,000
             Thereafter                                       1,572,000
                                                             ----------
                   T o t a l                                 $6,836,000
                                                             ==========

          Rent expense aggregated $2,300,000 in 1995, $2,200,000 in 1994 and
$2,380,000 in 1993.












(Continued)

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  - Sheet 7 -


(Note I) - Interest Expense:

          Interest expense (net) on the consolidated statement of operations and retained earnings comprises the following:

                                                  Y e a r   E n d e d
                                       -----------------------------------------
                                       September 3,   August 28,      August 29,
                                           1995          1994            1993
                                       -----------    -----------    -----------
Interest expense                        $2,533,640     $1,874,332     $2,365,560

Interest income                            101,202         87,021         45,539
                                       -----------    -----------    -----------

      N e t                             $2,432,438     $1,787,311     $2,320,021
                                       ===========    ===========    ===========






(Note J) - Common Stock:

          The Class A and Class B shares principally differ as follows:

               (1) The Class A shares have a 15% dividend preference and a 10% liquidation preference with respect to the Class B shares.

               (2) Holders of Class A shares are entitled to one vote a share whereas holders of Class B shares are entitled to ten votes a share.

               (3) Holders of Class A shares, voting as a separate class, are entitled to elect 25% of the Company's directors and holders of Class B shares, voting as a separate class, are entitled to elect the remaining directors.

               (4) Class B shares are convertible into Class A shares on the basis of one share of Class A shares for each share of Class B shares; Class A shares have no conversion rights. During the year ended August 28, 1994, 11,650 Class B shares were converted to an equal number of Class A shares; no conversions took place during the year ended September 3, 1995.


(Note K) - Stock Options:

          Pursuant to an Incentive Program adopted on January 10, 1989, awards (as defined) may be granted to key employees of the Company up to a maximum of 500,000 shares of the Company's Class A common stock.


(Continued)

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  - Sheet 8 -


(Note K) - Stock Options (Continued):

          On January 10, 1989, options to purchase an aggregate of 150,000 shares of the Company's Class A common stock at $3 a share (fair market value at such date) were granted to three employees. The options become exercisable in four annual installments com- mencing January 10, 1994 and expire ten years from the date of grant.

          On March 1, 1994, an option to purchase 10,000 shares of the Company's Class A common stock at $9.50 a share (fair market value at such date) was granted to an employee. The option was cancelled upon the employee's termination of employment during the year ended September 3, 1995.

          Option activity is summarized as follows:



                                                           Options Outstanding
                                                        ------------------------
                                      Shares Available  Number of
                                          For Grant      Shares        Amount
                                      ----------------  ---------    ----------
Balance - August 31, 1992
  and August 29, 1993                       350,000       150,000     $ 450,000

Year ended August 28, 1994:
  Granted                                   (10,000)       10,000        95,000
  Exercised(2)                                            (37,500)     (112,500)
                                         ----------    ----------    ----------

Balance - August 28, 1994                   340,000       122,500       432,500

Year ended September 3, 1995:
  Cancelled(1)                               10,000       (10,000)      (95,000)
  Exercised(2)                                            (12,500)      (37,500)
                                         ----------    ----------    ----------

Balance - September 3, 1995                 350,000       100,000     $ 300,000
                                         ==========    ==========    ==========

         (1) Subsequent to September 3, 1995, 10,045 and 2,455 options were exercised and cancelled, respectively, by an employee who retired.

         (2) The $31,250 and $93,750 excess of the exercise price over the par value of the Class A common stock issued has been credited to additional paid-in capital in the years ending September 3, 1995 and August 28, 1994, respectively.


(Note L) - Business of the Company:

          The Company's principal business is the manufacturing and purchasing of woven and knitted fabrics for sale to manufacturers (primarily of women's apparel) and to retailers (including chains, department stores and independently owned fabric stores) for resale to the home sewing market.

(Continued)

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  - Sheet 9 -




(Note M) - Chino, California Facility:

          In February 1994, the Company sold its Chino, California machinery and equipment for $2,000,000 cash and recognized a gain before income taxes of $1,420,606 on its statement of operations for the year ended August 28, 1994. The Company also leased the land and building for a five year period at an annual net rental of $297,000; the lessee was also granted the option to purchase the land and building during the lease period for $2,900,000.


(Note N) - Acquisition of Kat-Em
           International, Inc.

          On April 18, 1994, the Company purchased all of the capital stock of Kat-Em International, Inc. (Kat-Em), an importer of printed and solid finished fabrics used in the apparel industry, for $1,150,482 cash, which includes acquisition costs. In connection therewith, the former sole shareholder is being employed by Kat-Em pursuant to a five year employment contract.

          The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values at the acquisition date and the operations of Kat-Em are included in the consolidated statement of operations and retained earnings from April 18, 1994.


(Note O) - Plant Shut-Down Costs:

          The Company has decided to dispose of its Washington, Georgia dyeing and finishing plant and is actively searching for a buyer; manufacturing operations ceased October 6, 1995. The loss of $1,100,000 (before income tax benefit of $440,000) reflected on the statement of operations and retained earnings for the fiscal year ended September 3, 1995 comprises estimated expenses during the disposition period. The Company estimates that the net proceeds of sale will approximate the facility's depreciated cost.






(Continued)

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  - Sheet 10 -



(Note P) - Supplemental Information
           to Consolidated Statement
           of Cash Flows:

                           Year Ended           Year Ended         Year Ended
                        September 3, 1995     August 28, 1994    August 29, 1993
                        -----------------     ---------------    ---------------

Cash paid for:
  Interest                  $2,803,000           $1,928,000        $2,460,000
  Income taxes               1,463,000            4,070,000         4,070,000


Noncash investing activity:

          During the year ended August 28, 1994, the Company purchased all of the capital stock of Kat-Em International, Inc. for $1,150,482. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired                                         $3,619,061
Cash paid for the capital stock, including
   acquisition costs                                                   1,150,482
                                                                      ----------
         Liabilities assumed                                          $2,468,579
                                                                      ==========

(Note Q) - Concentration of Credit Risk:

          (1) Cash in banks, based on bank balances, exceeded federally insured limits by $3,800,000 and $2,700,000 at September 3, 1995 and August 28, 1994,
respectively.

          (2) Accounts receivable from manufacturers and retailers aggregated approximately $19,368,000 and $6,447,000 at September 3, 1995, respectively, and $23,554,000 and $8,855,000 at August 28, 1994, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.

          (3) Accounts receivable at September 3, 1995 and August 28, 1994 also includes $3,320,000 and $4,765,000, respectively, of due from factors.

                              CONCORD FABRICS INC.                   SCHEDULE II
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS


    Column A                                 Column B             Column C             Column D               Column E
    --------                                 --------             --------             --------               --------
                                            Balance at           Additions                                   Balance at
                                            beginning            charged to                                    end of
   Description                               of year             operations            Deductions*              year
   -----------                              ----------           ----------            -----------           ----------
Estimated doubtful
accounts:

   Year ended
     August 29, 1993                        $1,755,000           $1,777,000           $1,692,000             $1,840,000

   Year ended
     August 28, 1994                        $1,840,000           $1,321,000           $  986,000             $2,175,000

   Year ended
     September 3, 1995                      $2,175,000           $  633,000           $1,583,000             $1,225,000



    *Deductions from estimated doubtful accounts represent accounts written off, net of recoveries of accounts written off in prior years.


       The notes to financial statements are made a part hereof.

Item 9.            Disagreements on Accounting and Financial Disclosure.
        Not applicable.
                                    PART III
Item 10.           Directors and Executive Officers of the Registrant.
        This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 9, 1996, to be filed pursuant to Section 14 of the Exchange Act within 120 days after the end of Registrant's 1995 fiscal year.

Item 11.           Executive Compensation.
        This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 9, 1996, to be filed pursuant to Section 14 of the Exchange Act within 120 days after the end of Registrant's 1995 fiscal year.

Item 12.           Security Ownership of Certain Beneficial
                   Owners of Management.
        This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 9, 1996, to be filed pursuant to Section 14 of the Exchange Act within 120 days after the end of Registrant's 1995 fiscal year.

Item 13.           Certain Relationships and Related Transactions.
        This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 9, 1996, to be filed pursuant to Section 14 of the Exchange Act within 120 days after the end of Registrant's 1995 fiscal year.

                                    PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
        (a) (1) and (2) The following financial statements and schedules are filed as part of this Report. See Item 8 -- Index of Financial Statements and Schedules.

        (a) (3) Exhibits.
        *3.1 Delaware Certificate of Incorporation of the Registrant incorporated by reference from Appendix B to Registrant's Proxy Statement dated January 26, 1988.
        *3.2 Delaware  bylaws of the Registrant  incorporated  by reference from
Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended August 28, 1988.
        *4.1 Note Agreement between Registrant and John Hancock Mutual Life Insurance Company dated November 30, 1994 (the "Note Agreement"), incorporated by reference from exhibit 4.1 to Registrant's Report on Form 8-K dated December 15, 1994.
        *10.1 Employment Agreement dated August 27, 1992 between Registrant and George Gleitman incorporated by reference from exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended August 30, 1992.
        *10.2 Employment Agreement dated as of March 2, 1994 between Registrant and Earl Kramer, incorporated by reference from exhibit 10.2 to Registrant's annual report on form 10-K for the year ended August 28, 1994.
        *10.3 Deferred Compensation Agreement dated June 14, 1977, as amended on February 5, 1986 between Registrant and Martin Wolfson incorporated by reference to exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1986.
        *10.4 Lease Agreement dated August 1, 1994 between 1359 Broadway Associates and Concord Fabrics Inc., incorporated by reference from exhibit


-------------------

        * Document is available at Public Reference Section of the Securities and Exchange Commission, Commission File No. 1-5960.

10.4 to Registrant's Annual Report on form 10-K for the year ended August 29, 1994.
        *10.5 Lease Agreement dated October 1, 1994 between 1359 Broadway Associates and Concord Fabrics Inc., incorporated by reference from exhibit 10.5 to Registrant's Annual Report on form 10-K for the year ended August 28, 1994.
        *10.8 Employment Agreement dated December 6, 1993 between Registrant and Mark Neugeboren incorporated by reference from exhibit 10.8 to Registrant's Annual Report on form 10-K for the year ended August 28, 1994.
      22 Subsidiaries of the Registrant: Concord FSC Inc., Trilogy Fabrics Inc., and Kat-Em International, Inc.
(b) Report on Form 8-K dated December 15, 1994 in connection with the issuance and sale $20,000,000 in notes to John Hancock Mutual Life Insurance Company.
(c)   See item 14(a)(3), above.
(d)   See item 14(a)(2), above.

-------------------

        * Document is available at Public Reference Section of the Securities and Exchange Commission, Commission File No. 1-5960.

                                         SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:             November 20, 1995                      CONCORD FABRICS INC.


                                                          /s/ Earl Kramer
                                                          ----------------------
                                                          Earl Kramer
                                                          President and Director


        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                    TITLE                                                DATE
---------                                    -----                                                ----

/s/ Earl Kramer
-------------------                          Director, President                                  November 20, 1995
Earl Kramer                                  (Principal Executive
                                             Officer)

/s/ Martin Wolfson
-------------------                          Director,                                            November 20, 1995
Martin Wolfson                               Senior Vice President,
                                             Treasurer (Principal
                                             Financial Officer)

/s/ Arthur Langer
-------------------                          Controller (Principal                                November 20, 1995
Arthur Langer                                Accounting Officer)

/s/ Alvin Weinstein
-------------------                          Director, Chairman of                                November 20, 1995
Alvin Weinstein                              the Board

/s/ Frank Weinstein
-------------------                          Director, Vice Chairman                              November 20, 1995
Frank Weinstein                              of the Board

/s/ George Gleitman
-------------------                          Director, President Emeritus                         November 20, 1995
George Gleitman                              of Home Sewing Division

/s/ Fred Heller
-------------------                          Director                                             November 20, 1995
Fred Heller

/s/ Richard Solar
-------------------                          Director                                             November 20, 1995
Richard Solar
