Form 10-Q
period 1995-12-03
CONCORD FABRICS INC
filed 1996-01-05
CIK 23249

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED   December 3, 1995   COMMISSION FILE NUMBER 1-5960



                      CONCORD FABRICS INC.
        (Exact name of Registrant as specified in its charter)



          DELAWARE                                  13-5673758
(State or other jurisdiction of                   (I. R. S. Employer
incorporation or organization)                    Identification No.)




    1359 Broadway, New York, New York                      10018
(Address of principal executive offices)                 (Zip Code)




Registrant's telephone number, including area code   (212) 760-0300





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes X  No   .


2,115,656 shares of Registrant's Class A Common Stock, par value $.50 per share and 1,509,451 shares of Registrant's Class B Common Stock, par value $.50 per share were outstanding as of December 29, 1995.

                                                          1 of 13
                        CONCORD FABRICS INC. AND SUBSIDIARIES

                            QUARTERLY REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED DECEMBER 3, 1995



                               INDEX                     Page Number

PART I.        Financial Information

     Item 1.   Financial Statements

               Consolidated Statements of Operations -
               Thirteen Weeks Ended December 3, 1995
               (Unaudited) and November 27, 1994 (Unaudited)        3

               Consolidated Balance Sheets - December 3,
               1995 (Unaudited), and September 3, 1995 (Derived
               from Audited Financial Statements) and
               November 27, 1994 (Unaudited)                      4-5

               Consolidated Statements of Cash Flows -
               Thirteen Weeks Ended December 3, 1995
               (Unaudited) and November 27, 1994 (Unaudited)        6

               Notes to Consolidated Financial Statements
               (Unaudited)                                       7-10

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                          11

Part II.       Other Information

     Item 6.   Exhibits and Reports on Form 8-K                    12

               Signature Page                                      13
















                                                              2 of 13

Item 1. Financial Statements
        --------------------

                      CONCORD FABRICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                    (Note A)


                                            For the Thirteen Weeks Ended
                                            ----------------------------
                                            December 3,     November 27,
                                                1995            1994
                                            ------------    ------------
Net Sales ................................. $34,311,100     $48,510,294
                                            -----------     -----------
Cost of Sales .............................  25,215,137      38,038,273
Merchandising Expenses ....................   2,421,815       2,605,726
Selling and Shipping Expenses .............   3,060,228       3,307,503
General and Administrative Expenses .......   2,869,888       3,463,150
Interest Expense (Net) ....................     473,536         513,252
                                            -----------     -----------
      Total ............................... $34,040,604     $47,927,904
                                            -----------     -----------

Earnings before income taxes ..............     270,496         582,390

Income tax provision ......................     137,000         242,000
                                            -----------     -----------

Net Earnings .............................. $   133,496     $   340,390
                                            ===========     ===========

Net Earnings per Common Share .............        $.04            $.09
                                            ===========     ===========
Number of shares used in computing
   earnings per Common Share ..............   3,624,224       3,602,562
                                            ===========     ===========

Dividend per Common Share .................     NONE            NONE
                                            ===========     ===========









The attached notes are made a part hereof.
                                                               3 of 13

                      CONCORD FABRICS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                    (Note A)

                                                  September 3,
                                                      1995
                                                  (Derived from
                                   December 3,       Audited       November 27,
                                       1995         Financial          1994
A S S E T S                        (Unaudited)     Statements)     (Unaudited)
-----------                        ------------    ------------    ------------

Current Assets:
   Cash .......................... $ 1,175,902     $ 2,362,119     $ 1,048,079

   Temporary cash investments (at cost
      which approximates market)     1,000,000         -0-             500,000

   Income tax refund receivable ..   1,867,000       2,051,000         -0-

   Accounts receivable (less
      estimated doubtful accounts
      of $1,435,000 on December 3,
      1995, $1,225,000 on September 3,
      1995, and $2,490,000 on
      November 27, 1994) .........  26,759,881      27,909,706      36,211,703

   Inventories (Note B) ..........  26,199,925      24,071,426      34,325,747

   Prepaid expenses and other
     current assets ..............   1,692,555       2,352,403       2,204,603

   Deferred income taxes .........   2,138,000       2,172,000       1,669,000
                                   -----------     -----------     -----------
   Total Current Assets .......... $60,833,263     $60,918,654     $75,959,132

Property, plant and equipment
   (at cost, less depreciation
   and amortization of
   $5,431,198 on December 3,
   1995, $5,101,597 on September 3,
   1995, and $6,512,092 on
   November 27, 1994) ............   8,258,109       8,153,913       9,668,485

Property and plant leased to others  2,155,492       2,193,532       2,307,652

Property, plant, & equipment held for sale -
   at estimated disposal value       3,000,000       3,000,000          -0-

Other assets .....................   2,143,028       2,379,826       1,529,872
                                   -----------     -----------     -----------
      T O T A L .................. $76,389,892     $76,645,925     $89,465,141
                                   ===========     ===========     ===========

The attached notes are made a part hereof.

                                                                   4 of 13
                      CONCORD FABRICS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                    (Note A)

                                                  September 3,
                                                      1995
                                                  (Derived from
                                   December 3,       Audited       November 27,
                                       1995         Financial          1994

L I A B I L I T I E S              (Unaudited)     Statements)     (Unaudited)
---------------------              ------------    ------------    ------------
Current Liabilities:
   Notes payable - banks
      (Note C) ................... $ 2,000,000     $ 2,000,000     $18,000,000

   Accounts payable ..............  10,218,306       8,923,439      12,072,774
   Accrued expenses and taxes ....   3,543,543       5,370,075       6,966,674
   Income taxes payable ..........      97,000         -0-              50,296
                                   ------------    ------------    ------------
   Total Current Liabilities ..... $15,858,849     $16,293,514     $37,089,744

Notes payable - insurance
   company (Note D) ..............  20,000,000      20,000,000       9,000,000

Deferred income taxes ............     214,000         214,000         -0-

Other liabilities ................     376,090         361,090         311,685
                                   ------------    ------------    -----------
   Total Liabilities ............. $36,448,939     $36,868,604     $46,401,429
Commitments and contingencies      ------------    ------------    ------------
   (Note E)

S T O C K H O L D E R S '  E Q U I T Y
Common stock: (Notes F & G)
   Class A - $.50 par value
      authorized 4,000,000 shares,
      issued 2,115,656 shares at
      December 3, 1995, 2,105,611
      shares September 3, 1995
      and 2,093,111 shares at
      November 27, 1994. .........   1,057,828       1,052,805       1,046,555
   Class B - $.50 par value
      authorized 4,000,000 shares,
      issued 1,509,451 shares at
      December 3, 1995, 1,509,451
      shares at September 3, 1995
      and 1,509,451 shares at
      November 27, 1994. .........     754,726         754,726         754,726
Additional paid-in capital .......   9,087,998       9,062,885       9,031,635
Retained earnings ................  29,040,401      28,906,905      32,230,796
                                   -----------     -----------     -----------
   Total Stockholders' Equity .... $39,940,953     $39,777,321     $43,063,712
                                   -----------     -----------     -----------
      T O T A L .................. $76,389,892     $76,645,925     $89,465,141
                                   ===========     ===========     ===========
The attached notes are made a part hereof.
                                                              5 of 13

                      CONCORD FABRICS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                    (Note A)

                                                         For the Thirteen Weeks Ended
                                                       ---------------------------------
                                                       December 3,         November 27,
                                                           1995                1994
                                                       ------------        ------------
Cash flows from operating activities:
   Net earnings ....................................   $   133,496         $   340,390
      Adjustments to reconcile net earnings to net
        cash provided by (used in) operating activities:
         Depreciation and amortization .............       367,641             448,274
         Deferred income tax .......................        34,000             179,000
         Provision for doubtful accounts ...........       210,000             315,000

         Changes in assets:
            Decrease (increase) in:
               Accounts receivable .................       939,825          (1,527,541)
               Inventories .........................    (2,128,499)         (3,241,187)
               Income tax refunds receivable .......       184,000             -0-
               Prepaid expenses and other
                 current assets ....................       659,848             352,326
               Other assets ........................       236,798              (1,379)
         Changes in liabilities:
            Increase (decrease) in:
               Accounts payable ....................     1,294,867          (3,118,009)
               Accrued expenses and taxes ..........    (1,826,532)            (45,136)
               Income taxes payable ................        97,000            (942,341)
               Other liabilities ...................        15,000               9,732
                                                       ------------        ------------
   Net cash provided by (used in) operating
      activities: ..................................       217,444          (7,230,871)
                                                       ------------        ------------
Cash flows from investing activity:
   Purchases of property, plant, and equipment .....      (433,797)         (1,198,432)
                                                       ------------        ------------
Cash flows from financing activities:
   Increase in notes payable - bank ................       -0-               8,400,000
   Sale of common stock (stock option exercised) ...        30,136             -0-
                                                       ------------         -----------
   Net cash provided by financing activities: ......        30,136           8,400,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS ........      (186,217)            (29,303)
                                                       ------------        ------------

Cash and cash equivalents - beginning of period ....     2,362,119           1,577,382
                                                       ------------        ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD ..........   $ 2,175,902         $ 1,548,079
                                                       ============        ============

The attached notes are made a part hereof.
                                                             6 of 13
                      CONCORD FABRICS INC. AND SUBSIDIARIES

                               NOTES TO FORM 10-Q

                             AS AT DECEMBER 3, 1995

                                   (Unaudited)


Note A

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the thirteen weeks ended December 3, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending September 1, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in Registrant's annual report to shareholders and Form 10-K for the fiscal year ended September 3, 1995.

Note B - Inventories:

Inventories are summarized by categories as follows:

                       December 3,      September 3,    November 27,
                           1995             1995            1994
                       ------------     -----------     ------------
Finished goods......... $12,630,977     $12,160,524      $17,476,648
Work-in-process........   4,000,689       3,253,096        5,660,189
Greige goods and yarn..   9,568,259       8,657,806       11,188,910
                       ------------     -----------     ------------
   Total............... $26,199,925     $24,071,426      $34,325,747
                       ============     ===========     ============

The foregoing inventory amounts at December 3, 1995 and November 27, 1994 were determined from perpetual inventory records maintained by Registrant.

Note C - Notes Payable - Banks:

At December 3, 1995, Registrant had total unused bank lines of credit aggregating $18,000,000; bank debt was $2,000,000. Amounts borrowed are generally due in 30 to 90 days. The line of credit arrangements are informal and cancellable at the banks' option. Registrant is generally expected to maintain average annual compensating bank balances in consideration of its average annual bank borrowings. Registrant believes it has been in substantial compliance with its arrangements and that withdrawal of bank balances is not legally restricted. The average interest rate on amounts outstanding at December 3, 1995 was 8.75%.

A subsidiary of the Registrant had approximately $2,400,000 of letters of credit outstanding at December 3, 1995 for merchandise scheduled for future delivery.

                                                           7 of 13

                      CONCORD FABRICS INC. AND SUBSIDIARIES

                               NOTES TO FORM 10-Q

                             AS AT DECEMBER 3, 1995

                                   (Unaudited)


                                                           Continued


Note D - Notes Payable - Insurance Company:

On November 30, 1994, the Registrant obtained a $20,000,000 loan from John Hancock Mutual Life Insurance Company. This unsecured loan bears interest at 9.31% a per annum and is repayable in seven equal annual installments commencing on November 30, 1998. A portion of the loan proceeds was used to repay the $9,000,000 loan outstanding to the Prudential Insurance Company of America and a prepayment penalty of $495,000 associated therewith.

The new loan agreement requires maintenance of certain financial ratios and maintenance of tangible net worth of approximately $36,000,000. The agreement also prohibits the pledging of assets and restricts dividends and redemptions of capital stock to $3,000,000 plus 50% of net earnings subsequent to August 28, 1994; the cumulative amount available for such payments aggregated approximately $2,092,000 at December 3, 1995.

Note E - Purchase Commitments:

At December 3, 1995, Registrant had outstanding commitments to purchase greige goods aggregating $3,800,000. At November 27, 1994 outstanding purchase commitments were approximately $13,200,000.

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









                                                                8 of 13

                      CONCORD FABRICS INC. AND SUBSIDIARIES

                               NOTES TO FORM 10-Q

                             AS AT DECEMBER 3, 1995

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

Option activity for the thirteen weeks ended December 3, 1995 is summarized as follows:

                                                Options Outstanding
                                                -------------------
                      Shares Available       Number of
                             for Grant         Shares         Amount

Balance - September 3, 1995 .. 350,000        100,000        $300,000
Thirteen Weeks ended
December 3, 1995:
   Cancelled .................  -0-            (2,455)*        (7,365)
   Exercised .................  -0-           (10,045)*       (30,135)
                               -------        --------       ---------
Balance - December 3, 1995 ... 350,000         87,500        $262,500
                               =======        ========       =========

     * Exercised and cancelled by an employee who retired.










                                                               9 of 13

                      CONCORD FABRICS INC. AND SUBSIDIARIES

                               NOTES TO FORM 10-Q

                             AS AT DECEMBER 3, 1995

                                   (Unaudited)



Note H - Earnings Per Share:

Earnings per share are computed by dividing net earnings by common shares outstanding and common stock equivalents. Outstanding options did not have a material dilutive effect on earnings per share for the thirteen week periods ended December 3, 1995 and November 27, 1994.

Note I - Chino, California Facility:

In February 1994, the Registrant leased the land and building at the Chino California facility for a five year period at an annual net rental of $297,000; the lessee was also granted the option to purchase the land and building during the lease period for $2,900,000.

Note J - Property, Plant and Equipment Held for Sale:

In the fourth quarter of fiscal 1995 Registrant decided to dispose of its Washington, Georgia dyeing and finishing plant and has been actively searching for a buyer; manufacturing operations ceased October 6, 1995. Registrant provided for estimated expenses during the disposition period in its fiscal year ended September 3, 1995 and estimates that the net proceeds of sale will approximate the facility's depreciated cost.
























                                                                 10 of 13

                      CONCORD FABRICS INC. AND SUBSIDIARIES

                                DECEMBER 3, 1995



Item 2..........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OPERATIONS - Thirteen Weeks Ended December 3, 1995 Compared With Thirteen Weeks Ended November 27, 1994.

Fabric sales decreased by 29.3% principally due to a decrease in yardage sold.

Gross profit margin increased from 21.6% in fiscal 1995 to 26.5% in fiscal 1996 primarily due to better performance at Registrant's Milledgeville, Georgia plant and the discontinuance of operations of the inefficient Washington, Georgia facility.

Selling and shipping expenses declined by 7.5% as a result of the decrease in Registrant's sales. The decrease was less than the actual sales decrease because some of Registrant's selling expenses do not vary with sales but represent sales management costs which are more fixed in nature.

General and administrative expenses declined by 17.1% as a result of a decline in Registrant's 1) provision for doubtful accounts as there were no significant customer failures in the current period in contrast with the first fiscal quarter 1995 experience, 2) consulting fees associated with systems programming, and 3) cost savings attributed to the shut-down of the Washington plant.

Earnings before income taxes for the thirteen weeks of fiscal 1996 were $270,000 compared with $582,000 for the thirteen weeks of fiscal 1995. Net earnings were $133,000 for 1996 and $340,000 for 1995.

LIQUIDITY AND CAPITAL RESOURCES

During the thirteen weeks ended of fiscal 1996, Registrant's operations provided $217,000 cash. $434,000 was used to acquire machinery and equipment. Cash decreased by $186,000 during the period. Working capital increased by $296,000 for the thirteen weeks ended December 3, 1995. Registrant expects its lines of credit and cash flow from operations to be adequate to finance operations and meet its cash requirements for fiscal 1996.










                                                                   11 of 13
                      CONCORD FABRICS INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                     PART II




                    Item 6. Exhibits and reports on Form 8-K

                         (a)  Exhibits - None

                         (b)  No report on Form 8-K was filed by
                              Registrant during the thirteen
                              weeks ended December 3, 1995.






































                                                                   12 of 13

                  CONCORD FABRICS INC. AND SUBSIDIARIES
                  -------------------------------------
                               SIGNATURES
                               ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CONCORD FABRICS INC.
                                       ---------------------------------
                                       Registrant




Date: January 5, 1996                  By /s/ Earl Kramer
                                       Earl Kramer
                                       President and Chief Executive
                                       Officer





Date: January 5, 1996                  By /s/ Martin Wolfson
                                       Martin Wolfson
                                       Senior Vice President-Treasurer
                                       Chief Financial Officer






















                                                              13 of 13