Form 10-Q
period 1996-03-03
CONCORD FABRICS INC
filed 1996-04-02
CIK 23249

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C. 20549

                                       Form 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED     March 3, 1996    COMMISSION FILE NUMBER 1-5960



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


2,115,656 shares of Registrant's Class A Common Stock, par value $.50 per share and 1,509,451 shares of Registrant's Class B Common Stock, par value $.50 per share were outstanding as of March 26, 1996.

                              1 of 14
                          CONCORD FABRICS INC. AND SUBSIDIARIES

                             QUARTERLY REPORT ON FORM 10-Q

                          FOR THE QUARTER ENDED MARCH 3, 1996



                               INDEX                     Page Number

PART I.           Financial Information

      Item 1.     Financial Statements

                  Consolidated Statements of Operations -
                  Twenty-Six Weeks Ended March 3, 1996
                  (Unaudited) and February 26, 1995 (Unaudited)        3

                  Consolidated Balance Sheets - March 3,
                  1996 (Unaudited), and September 3, 1995 (Derived
                  from Audited Financial Statements) and
                  February 26, 1995 (Unaudited)                     4-5

                  Consolidated Statements of Cash Flows -
                  Twenty-Six Weeks Ended March 3, 1996
                  (Unaudited) and February 26, 1995 (Unaudited)       6

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                       7-10

      Item 2.     Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                       11-12

Part II.          Other Information

      Item 6.     Exhibits and Reports on Form 8-K                    13

                  Signature Page                                      14
















                                                              2 of 14

Item 1. Financial Statements
        --------------------
                            CONCORD FABRICS INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENT OF OPERATIONS

                                         (Unaudited)

                                          (Note A)


                              For the Twenty-Six Weeks Ended  For the Thirteen Weeks Ended
                              ------------------------------  -----------------------------
                                  March 3,      February 26,     March 3,     February 26,
                                    1996            1995           1996           1995
                                ------------    ------------    -----------    -----------
Net Sales .....................  $73,463,198     $95,181,103    $39,152,098    $46,670,809
                                ------------    ------------    -----------    -----------
Cost of Sales .................   54,223,282      75,425,095     29,008,145     37,386,822
Merchandising Expenses ........    5,117,962       5,336,975      2,696,147      2,731,249
Selling and Shipping Expenses .    6,178,993       6,582,942      3,118,765      3,275,439
General and Administrative
   Expenses ...................    5,822,054       6,829,904      2,952,166      3,366,754
Interest Expense (Net) ........      958,223       1,158,994        484,687        645,742
                                 ------------    ------------   -----------    ------------
      Total ...................  $72,300,514     $95,333,910    $38,259,910    $47,406,006
                                -------------    ------------   -----------    ------------
Earnings (Loss) before income
   taxes and extraordinary item    1,162,684        (152,807)       892,188       (735,197)
Income tax provision (credit) .      548,000         (21,000)       411,000       (263,000)
                                ------------     -----------    -----------    -----------
Earnings (Loss) before extra-
   ordinary item ..............      614,684        (131,807)       481,188       (472,197)
Extraordinary item net of
   income tax credit (Note D) .       -0-           (297,266)        -0-          (297,266)
                                ------------     -----------    -----------    -----------
Net Earnings (Loss) ...........  $   614,684       ($429,073)   $   481,188      ($769,463)
                                ============     ===========    ===========    ===========
Net Earnings (Loss) per common
   share before extraordinary
   item .......................         $.17           ($.04)          $.13          ($.13)
Extraordinary item ............          -0-           ($.08)           -0-          ($.08)
                                ------------     -----------    -----------    -----------
Net Earnings (Loss) per Common
   Share ......................         $.17           ($.12)          $.13          ($.21)
                                ============     ===========    ===========    ===========
Number of shares used in computing
   earnings per Common Share ..    3,624,665       3,602,562      3,625,107      3,602,562
                                ============     ===========    ===========    ===========
Dividend per Common Share .....      NONE            NONE           NONE           NONE
                                ============     ===========    ===========    ===========

The attached notes are made a part hereof.
                                                                     3 of 14
                              CONCORD FABRICS INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEET

                                            (Note A)

                                                  September 3,
                                                      1995
                                                  (Derived from
                                    March 3,        Audited       February 26,
                                       1996         Financial          1995
A S S E T S                        (Unaudited)     Statements)     (Unaudited)
- -----------                       ------------    ------------    ------------

Current Assets:
   Cash .......................... $ 1,186,758     $ 2,362,119     $ 1,385,421

   Temporary cash investments (at cost
      which approximates market) .     -0-             -0-             600,000

   Income tax refund receivable ..   1,867,000       2,051,000         898,211

   Accounts receivable (less
      estimated doubtful accounts
      of $1,645,000 on March 3,
      1996, $1,225,000 on September 3,
      1995, and $2,805,000 on
      February 26, 1995) .........  30,158,146      27,909,706      34,815,610

   Inventories (Note B) ..........  23,709,535      24,071,426      30,284,320

   Prepaid expenses and other
     current assets ..............   1,557,388       2,352,403       1,841,496

   Deferred income taxes .........   2,010,000       2,172,000       1,634,000
                                   -----------     -----------     -----------
   Total Current Assets .......... $60,488,827     $60,918,654     $71,459,058

Property, plant and equipment
   (at cost, less depreciation
   and amortization of
   $5,692,954 on March 3,
   1996, $5,101,597 on September 3,
   1995, and $6,948,125 on
   February 26, 1995) ............   8,475,886       8,153,913      10,278,575

Property and plant leased to others  2,117,452       2,193,532       2,269,612

Property, plant, & equipment held for sale -
   at estimated disposal value ...   2,902,700       3,000,000         -0-
Deferred income taxes ............     -0-             -0-              32,000
Other assets .....................   2,235,661       2,379,826       1,959,785
                                   -----------     -----------     -----------
      T O T A L .................. $76,220,526     $76,645,925     $85,999,030
                                   ===========     ===========     ===========

The attached notes are made a part hereof.                       4 of 14
                             CONCORD FABRICS INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEET

                                            (Note A)

                                                  September 3,
                                                      1995
                                                  (Derived from
                                    March 3,        Audited       February 26,
                                       1996         Financial          1995
L I A B I L I T I E S              (Unaudited)     Statements)     (Unaudited)
- ---------------------              ------------    ------------    ------------
Current Liabilities:
   Notes payable - banks
      (Note C) ................... $ 2,000,000     $ 2,000,000     $ 9,000,000

   Accounts payable ..............   9,733,676       8,923,439      10,662,311
   Accrued expenses and taxes ....   3,237,619       5,370,075       3,721,05
   Income taxes payable ..........     222,000         -0-             -0-
                                   ------------    ------------    ------------
   Total Current Liabilities ..... $15,193,295     $16,293,514     $23,383,364

Notes payable - insurance
   company (Note D) ..............  20,000,000      20,000,000      20,000,000

Deferred income taxes ............     214,000         214,000         -0-

Other liabilities ................     391,090         361,090         321,417
                                   ------------    ------------    ------------
   Total Liabilities ............. $35,798,385     $36,868,604     $43,704,781
Commitments and contingencies      ------------    ------------    ------------
   (Note E)

S T O C K H O L D E R S '  E Q U I T Y
Common stock: (Notes F & G)
   Class A - $.50 par value
      authorized 4,000,000 shares,
      issued 2,115,656 shares at
      March 3, 1996, 2,105,611
      shares September 3, 1995
      and 2,093,111 shares at
      February 26, 1995. .........   1,057,828       1,052,805       1,046,555
   Class B - $.50 par value
      authorized 4,000,000 shares,
      issued 1,509,451 shares at
      March 3, 1996, 1,509,451
      shares at September 3, 1995
      and 1,509,451 shares at
      February 26, 1995. .........     754,726         754,726         754,726
Additional paid-in capital .......   9,087,998       9,062,885       9,031,635
Retained earnings ................  29,521,589      28,906,905      31,461,333
                                   -----------     -----------     -----------
   Total Stockholders' Equity .... $40,422,141     $39,777,321     $42,294,249
                                   -----------     -----------     -----------
      T O T A L .................. $76,220,526     $76,645,925     $85,999,030
                                   ===========     ===========     ===========

The attached notes are made a part hereof.
                                                          5 of 14

                              CONCORD FABRICS INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Unaudited)
                                            (Note A)

                                                        For the Twenty-Six Weeks Ended
                                                       --------------------------------
                                                         March 3,          February 26,
                                                           1996                1995
                                                       ------------        ------------
Cash flows from operating activities:
    Net earnings (loss) ............................    $  614,684           ($429,073)
      Adjustments to reconcile net earnings (loss) to net
        cash (used in) operating activities:
         Depreciation and amortization .............       667,437             922,347
         Deferred income tax .......................       162,000             182,000
         Provision for doubtful accounts ...........       420,000             630,000

         Changes in assets:
            Decrease (increase) in:
               Accounts receivable .................    (2,668,440)           (446,448)
               Inventories .........................       361,891             800,240
               Income tax refunds receivable .......       184,000            (898,211)
               Prepaid expenses and other
                 current assets ....................       795,015             715,433
               Other assets ........................       144,165            (431,292)
         Changes in liabilities:
            Increase (decrease) in:
               Accounts payable ....................       810,237          (4,528,472)
               Accrued expenses and taxes ..........    (2,132,456)         (3,290,757)
               Income taxes payable ................       222,000            (992,637)
               Other liabilities ...................        30,000              19,464
                                                        -----------         -----------
   Net cash (used in) operating activities: ........      (389,467)         (7,747,406)
                                                        -----------         -----------
Cash flows from investing activity:
   Purchases of property, plant, and equipment .....      (913,330)         (2,244,555)
   Proceeds of sale of Washington Plant machinery
     and equipment .................................        97,300             -0-
                                                        -----------         -----------
Net cash (used in) investing activities: ...........      (816,030)         (2,244,555)

Cash flows from financing activities:
   Increase (decrease) in notes payable - bank .....       -0-                (600,000)
   Increase in notes payable - insurance company (net)     -0-              11,000,000
   Sale of common stock (stock option exercised) ...        30,136             -0-
                                                        -----------         -----------
Net cash provided by financing activities ..........        30,136          10,400,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (1,175,361)            408,039
                                                        -----------         -----------
Cash and cash equivalents - beginning of period ....     2,362,119           1,577,382
                                                        -----------         -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD ..........    $1,186,758          $1,985,421
The attached notes are made a part hereof.             ===========         ==========
                                                          6 of 14
                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                     NOTES TO FORM 10-Q

                                     AS AT MARCH 3, 1996

                                         (Unaudited)


Note A

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the twenty-six weeks ended March 3, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 1, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in Registrant's annual report to shareholders and Form 10-K for the fiscal year ended September 3, 1995.

Note B - Inventories:

Inventories are summarized by categories as follows:

                         March 3,       September 3,    February 26,
                           1996             1995            1995
                       ------------     -----------     ------------
Finished goods......... $12,395,129     $12,160,524      $16,878,027
Work-in-process........   3,214,297       3,253,096        4,707,098
Greige goods and yarn..   8,100,109       8,657,806        8,699,195
                       ------------     -----------     ------------
   Total............... $23,709,535     $24,071,426      $30,284,320
                       ============     ===========     ============

The foregoing inventory amounts at March 3, 1996 and February 26, 1995 were determined from perpetual inventory records maintained by Registrant.

Note C - Notes Payable - Banks:

At March 3, 1996, Registrant had total unused bank lines of credit aggregating $18,000,000; bank debt was $2,000,000. Amounts borrowed are generally due in 30 to 90 days. The line of credit arrangements are informal and cancellable at the banks' option. Registrant is generally expected to maintain average annual compensating bank balances in consideration of its average annual bank borrowings. Registrant believes it has been in substantial compliance with its arrangements and that withdrawal of bank balances is not legally restricted. The interest rate on amounts outstanding at March 3, 1996 was 8.25%.

A subsidiary of the Registrant had approximately $1,684,000 of letters of credit outstanding at March 3, 1996 for merchandise scheduled for future delivery.

                                                               7 of 14

                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                     NOTES TO FORM 10-Q

                                     AS AT MARCH 3, 1996

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

The new loan agreement requires maintenance of certain financial ratios and maintenance of tangible net worth of approximately $36,000,000. The agreement also prohibits the pledging of assets and restricts dividends and redemptions of capital stock to $3,000,000 plus 50% of net earnings subsequent to August 28, 1994; the cumulative amount available for such payments aggregated approximately $2,332,000 at March 3, 1996.

Note E - Purchase Commitments:

At March 3, 1996, Registrant had outstanding commitments to purchase greige goods aggregating $4,200,000. At February 26, 1995 outstanding purchase commitments were approximately $13,400,000.

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









                                                                8 of 14

                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                     NOTES TO FORM 10-Q

                                     AS AT MARCH 3, 1996

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

On January 9, 1996, options to purchase an aggregate of 200,000 shares of the Registrant's Class A common stock at $4.625 a share (fair market value at such date) was granted to two employees. The options are exercisable in four annual installments commencing January 9, 1997 and expire ten years from the date of the grant.

Option activity for the twenty-six weeks ended March 3, 1996 is summarized as follows:

                                                Options Outstanding
                                                -------------------
                      Shares Available       Number of
                             for Grant         Shares         Amount

Balance - September 3, 1995 .. 350,000        100,000      $  300,000
Twenty-Six Weeks Ended
March 3, 1996:
   Granted ...................(200,000)       200,000         925,000
   Exercised .................  -0-           (10,045)*       (30,135)
   Cancelled .................  -0-            (2,455)**       (7,365)
                               -------        --------     -----------
Balance - March 3, 1996 ...... 150,000        287,500      $1,187,500
                               =======        ========     ===========

     * Exercised upon the retirement of an employee.
    ** Cancelled as a result of an employee's retirement.


                                                                  9 of 14

                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                     NOTES TO FORM 10-Q

                                     AS AT MARCH 3, 1996

                                         (Unaudited)



Note H - Earnings (Loss) Per Share:

Earnings (loss) per share are computed by dividing net earnings or (loss) by common shares outstanding and common stock equivalents. Outstanding options did not have a material dilutive effect on earnings per share for the thirteen and twenty-six week periods ended March 3, 1996.

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























                                                                 10 of 14

                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                        MARCH 3, 1996



Item 2..........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OPERATIONS - Twenty-Six Weeks Ended March 3, 1996 Compared With Twenty-Six Weeks Ended February 26, 1995.

Fabric sales decreased by 22.8% principally due to a decrease in yardage sold principally with respect to solid woven fabrics which resulted from the closing of the Washington, Georgia facility.

Gross profit margin increased from 20.8% in fiscal 1995 to 26.2% in fiscal 1996 primarily due to better performance at Registrant's Milledgeville, Georgia plant and the discontinuance of operations of the Washington, Georgia facility.

Selling and shipping expenses declined by 6.1% as a result of the decrease in Registrant's sales. The decrease was less than the actual sales decrease because some of Registrant's selling expenses do not vary with sales but represent sales management costs which are more fixed in nature.

General and administrative expenses declined by 14.8% as a result of a decline in Registrant's 1) provision for doubtful accounts as there were no significant customer failures in the current period in contrast with the 1995 twenty-six week experience, 2) consulting fees associated with systems programming, and 3) administrative costs at the Washington, Georgia manufacturing facility which was shut-down in October 1995.

Interest expense declined by 17.3% due to decreased short-term borrowing needs due to lower working capital requirements associated with reduced business activity.

There were pre-tax earnings of $1,163,000 for the first twenty-six weeks of fiscal 1996 which compared with a pre-tax loss of $153,000 for the first twenty-six weeks of fiscal 1995. Net earnings were $615,000 for 1996 and the net loss was $429,000 for 1995. Registrant's 1995 net loss included an extraordinary item (net of income tax credit) in the amount of $297,000 paid to an insurance company as a prepayment penalty.

OPERATIONS - Thirteen Weeks Ended March 3, 1996 Compared With Thirteen Weeks Ended February 26, 1995.

Fabric sales decreased by 16.1% principally due to a decrease in yardage sold principally with respect to solid woven fabrics which resulted from the closing of the Washington, Georgia facility.

Gross profit margin increased from 19.9% in fiscal 1995 to 25.9% in fiscal 1996 primarily due to better performance at Registrant's Milledgeville,

                                                                   11 of 14

                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                        MARCH 3, 1996



Item 2..........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                                                     Continued

Georgia plant and the discontinuance of operations of the Washington, Georgia facility.

Selling and shipping expenses declined by 4.8% as a result of the decrease in Registrant's sales. The decrease was less than the actual sales decrease because some of Registrant's selling expenses do not vary with sales but represent sales management costs which are more fixed in nature.

General and administrative expenses declined by 12.3% as a result of a decline in Registrant's 1) provision for doubtful accounts as there were no significant customer failures in the current period in contrast with the second fiscal quarter 1995 experience, 2) consulting fees associated with systems programming, and 3) administrative costs at the Washington, Georgia manufacturing facility which was shut-down in October 1995.

Interest expense declined by 24.9% due to decreased short-term borrowing needs due to lower working capital requirements associated with reduced business activity.

There were pre-tax earnings of $892,000 for the second quarter of fiscal 1996 which compared with a pre-tax loss of $735,000 for the second quarter of fiscal 1995. Net earnings were $481,000 for 1996 and the net loss was $769,000 for 1995. Registrant's 1995 net loss included an extraordinary item (net of income tax credit) in the amount of $297,000 paid to an insurance company as a prepayment penalty.

LIQUIDITY AND CAPITAL RESOURCES

During the twenty-six weeks of fiscal 1996, Registrant's operations required the use of $389,000 cash. $913,000 was used to acquire machinery and equipment. The sale of Washington plant machinery and equipment provided $97,000. Cash decreased by $1,175,000 during the period. Working capital increased by $670,000 for the twenty-six weeks ended March 3, 1996. Registrant expects its lines of credit and cash flow from operations to be adequate to finance operations and meet its cash requirements for fiscal 1996.







                                                                   12 of 14
                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                          FORM 10-Q

                                           PART II




                    Item 6. Exhibits and reports on Form 8-K

                         (a)  Exhibits - None

                         (b)  No report on Form 8-K was filed by
                              Registrant during the twenty-six
                              weeks ended March 3, 1996.






































                                                                   13 of 14

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


                                       CONCORD FABRICS INC.
                                       ---------------------------------
                                       Registrant




Date: April 2, 1996                    By /s/ Earl Kramer
                                       Earl Kramer
                                       President and Chief Executive
                                       Officer





Date: April 2, 1996                    By /s/ Martin Wolfson
                                       Martin Wolfson
                                       Senior Vice President-Treasurer
                                       Chief Financial Officer






















                                                              14 of 14