Form 10-Q
period 1996-06-02
CONCORD FABRICS INC
filed 1996-07-08
CIK 23249

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      Form 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED     June 2, 1996     COMMISSION FILE NUMBER 1-5960



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


2,121,906 shares of Registrant's Class A Common Stock, par value $.50 per share and 1,509,451 shares of Registrant's Class B Common Stock, par value $.50 per share were outstanding as of July 1, 1996.
                                                               1 of 14
                          CONCORD FABRICS INC. AND SUBSIDIARIES

                            QUARTERLY REPORT ON FORM 10-Q

                         FOR THE QUARTER ENDED JUNE 2, 1996



                               INDEX                     Page Number

PART I.           Financial Information

      Item 1.     Financial Statements

                  Consolidated Statements of Operations -
                  Thirty-Nine Weeks Ended June 2, 1996
                  (Unaudited) and May 28, 1995 (Unaudited)                    3

                  Consolidated Balance Sheets - June 2,
                  1996 (Unaudited), and September 3, 1995 (Derived
                  from Audited Financial Statements) and
                  May 28, 1995 (Unaudited)                                  4-5

                  Consolidated Statements of Cash Flows -
                  Thirty-Nine Weeks Ended June 2, 1996
                  (Unaudited) and May 28, 1995 (Unaudited)                    6

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                               7-10

      Item 2.     Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                              11-12

Part II.          Other Information

      Item 6.     Exhibits and Reports on Form 8-K                            13

                  Signature Page                                              14
















                                                              2 of 14

Item 1. Financial Statements
        --------------------

                            CONCORD FABRICS INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENT OF OPERATIONS

                                         (Unaudited)

                                          (Note A)


                             For the Thirty-Nine Weeks Ended  For the Thirteen Weeks Ended
                             -------------------------------  ----------------------------
                                    June 2,        May 28,         June 2,       May 28,
                                      1996           1995            1996          1995
                                ------------    ------------    -----------    -----------
Net Sales ..................... $110,938,359    $139,092,222    $37,475,161    $43,911,119
                                ------------    ------------    -----------    -----------
Cost of Sales .................   81,846,998     109,671,333     27,623,716     34,246,238
Merchandising Expenses ........    7,509,889       7,968,963      2,391,927      2,631,988
Selling and Shipping Expenses .    9,300,785       9,867,681      3,121,792      3,284,739
General and Administrative
   Expenses ...................    8,635,962      10,256,774      2,813,908      3,426,870
Interest Expense (Net) ........    1,411,505       1,793,951        453,282        634,957
Restructuring Charge ..........      750,000          -0-           750,000         -0-
                                -------------   -------------   -----------    -----------
      Total ................... $109,455,139    $139,558,702    $37,154,625    $44,224,792
                                -------------   -------------   -----------    -----------
Earnings (Loss) before income
   taxes and extraordinary item    1,483,220        (466,480)       320,536       (313,673)
Income tax provision (credit) .      733,000        (119,000)       185,000        (98,000)
                                -------------    ------------   -----------    -----------
Earnings (Loss) before extra-
   ordinary item ..............      750,220        (347,480)       135,536       (215,673)
Extraordinary item net of
   income tax credit (Note D) .        -0-          (297,266)         -0-            -0-
                                -------------    ------------   ------------   -----------
Net Earnings (Loss) ........... $    750,220       ($644,746)   $   135,536      ($215,673)
                                =============    ============   ============   ===========
Net Earnings (Loss) per common
   share before extraordinary
   item .......................         $.21           ($.10)          $.04          ($.06)
Extraordinary item ............          -0-            (.08)           -0-            -0-
                                -------------    ------------   ------------   -----------
Net Earnings (Loss) per Common
   Share ......................         $.21           ($.18)          $.04          ($.06)
                                =============    ============   ============   ===========
Number of shares used in computing
   earnings per Common Share ..    3,625,591       3,604,416      3,627,442      3,608,125
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

                                  CONSOLIDATED BALANCE SHEET

                                           (Note A)

                                                  September 3,
                                                      1995
                                                  (Derived from
                                     June 2,        Audited          May 28,
                                       1996         Financial          1995
A S S E T S                        (Unaudited)     Statements)     (Unaudited)
- -----------                       ------------    ------------    ------------

Current Assets:
   Cash .......................... $ 1,160,574     $ 2,362,119     $ 1,289,536

   Temporary cash investments (at cost
      which approximates market) .     800,000         -0-           1,600,000

   Income tax refund receivable ..     146,889       2,051,000       1,070,372

   Accounts receivable (less
      estimated doubtful accounts
      of $1,855,000 on June 2,
      1996, $1,225,000 on September 3,
      1995, and $3,125,000 on
      May 28, 1995) ..............  28,817,907      27,909,706      32,569,811

   Inventories (Note B) ..........  23,161,402      24,071,426      31,219,863

   Prepaid expenses and other
     current assets ..............   1,496,943       2,352,403       2,061,513

   Deferred income taxes .........   2,099,000       2,172,000       1,631,000
                                   -----------     -----------     -----------
   Total Current Assets .......... $57,682,715     $60,918,654     $71,442,095

Property, plant and equipment
   (at cost, less depreciation
   and amortization of
   $6,055,687 on June 2,
   1996, $5,101,597 on September 3,
   1995, and $7,399,595 on
   May 28, 1995) .................   8,257,505       8,153,913      10,250,041

Property and plant leased to others  2,079,412       2,193,532       2,231,572

Property, plant, & equipment held for sale -
   at estimated disposal value ...   2,343,673       3,000,000         -0-
Deferred income taxes ............     -0-             -0-              32,000
Other assets .....................   2,420,197       2,379,826       2,146,367
                                   -----------     -----------     -----------
      T O T A L .................. $72,783,502     $76,645,925     $86,102,075
                                   ===========     ===========     ===========

The attached notes are made a part hereof.
                                                                       4 of 14
                             CONCORD FABRICS INC. AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEET

                                           (Note A)

                                                  September 3,
                                                      1995
                                                  (Derived from
                                     June 2,        Audited          May 28,
                                       1996         Financial          1995
L I A B I L I T I E S              (Unaudited)     Statements)     (Unaudited)
- ---------------------              ------------    ------------    ------------
Current Liabilities:
   Notes payable - banks
      (Note C) ................... $   -0-         $ 2,000,000     $ 8,000,000

   Accounts payable ..............   8,178,323       8,923,439      11,464,655
   Accrued expenses and taxes ....   3,408,662       5,370,075       4,208,945
                                   ------------    ------------    ------------
   Total Current Liabilities ..... $11,586,985     $16,293,514     $23,673,600

Notes payable - insurance
   company (Note D) ..............  20,000,000      20,000,000      20,000,000

Deferred income taxes ............     214,000         214,000         -0-

Other liabilities ................     406,090         361,090         331,149
                                   ------------    ------------    ------------
   Total Liabilities ............. $32,207,075     $36,868,604     $44,004,749
Commitments and contingencies      ------------    ------------    ------------
   (Note E)

S T O C K H O L D E R S '  E Q U I T Y
Common stock: (Notes F & G)
   Class A - $.50 par value
      authorized 4,000,000 shares,
      issued 2,121,906 shares at
      June 2, 1996, 2,105,611
      shares September 3, 1995
      and 2,099,361 shares at
      May 28, 1995. ..............   1,060,953       1,052,805       1,049,680
   Class B - $.50 par value
      authorized 4,000,000 shares,
      issued 1,509,451 shares at
      June 2, 1996, 1,509,451
      shares at September 3, 1995
      and 1,509,451 shares at
      May 28, 1995. ..............     754,726         754,726         754,726
Additional paid-in capital .......   9,103,623       9,062,885       9,047,260
Retained earnings ................  29,657,125      28,906,905      31,245,660
                                   -----------     -----------     -----------
   Total Stockholders' Equity .... $40,576,427     $39,777,321     $42,097,326
                                   -----------     -----------     -----------
      T O T A L .................. $72,783,502     $76,645,925     $86,102,075
                                   ===========     ===========     ===========

The attached notes are made a part hereof.
                                                                       5 of 14

                             CONCORD FABRICS INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (Unaudited)
                                           (Note A)
                                                        For the Thirty-Nine Weeks Ended
                                                       --------------------------------
                                                         June 2,             May 28,
                                                           1996                1995
Cash flows from operating activities:                  ------------        ------------
   Net earnings (loss) .............................   $   750,220           ($644,746)
      Adjustments to reconcile net earnings (loss) to net
        cash (used in) operating activities:
         Depreciation and amortization .............     1,068,210           1,411,857
         Deferred income tax .......................        73,000             185,000
         Provision for doubtful accounts ...........       630,000             945,000

         Changes in assets:
            Decrease (increase) in:
               Accounts receivable .................    (1,538,201)          1,484,351
               Inventories .........................       910,024            (135,303)
               Income tax refunds receivable .......     1,904,111          (1,070,372)
               Prepaid expenses and other
                 current assets ....................       855,460             495,416
               Other assets ........................       (40,371)           (617,874)
         Changes in liabilities:
            Increase (decrease) in:
               Accounts payable ....................      (745,116)         (3,726,128)
               Accrued expenses and taxes ..........    (1,961,413)         (2,802,865)
               Income taxes payable ................       -0-                (992,637)
               Other liabilities ...................        45,000              29,196
                                                       ------------        ------------
   Net cash provided by (used in) investing activities:  1,950,924          (5,439,105)

Cash flows from investing activity:
   Purchases of property, plant, and equipment .....    (1,057,682)         (2,667,491)
   Proceeds of sale of Washington Plant machinery
     and equipment .................................       656,327             -0-
                                                       ------------        ------------
Net cash (used in) investing activities: ...........      (401,355)         (2,667,491)

Cash flows from financing activities:
   (Decrease) in notes payable - bank ..............    (2,000,000)         (1,600,000)
   Sale of common stock (stock options exercised) ..        48,886              18,750
   Increase in notes payable - insurance company (net)      -0-             11,000,000
                                                       ------------        ------------
   Net cash provided by (used in) financing activities: (1,951,114)          9,418,750

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (401,545)          1,312,154
                                                       ------------        ------------
Cash and cash equivalents - beginning of period ....     2,362,119           1,577,382
                                                       ------------        ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD ..........   $ 1,960,574         $ 2,889,536
                                                       ============        ============

The attached notes are made a part hereof.

                                                                     6 of 14
                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                     NOTES TO FORM 10-Q

                                     AS AT JUNE 2, 1996

                                         (Unaudited)


Note A

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the thirty-nine weeks ended June 2, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 1, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in Registrant's annual report to shareholders and Form 10-K for the fiscal year ended September 3, 1995.

Note B - Inventories:

Inventories are summarized by categories as follows:

                          June 2,       September 3,       May 28,
                           1996             1995            1995
                       ------------     -----------     ------------
Finished goods......... $13,034,839     $12,160,524      $17,561,047
Work-in-process........   4,298,025       3,253,096        4,148,064
Greige goods and yarn..   5,828,538       8,657,806        9,510,752
                       ------------     -----------     ------------
   Total............... $23,161,402     $24,071,426      $31,219,863
                       ============     ===========     ============

The foregoing inventory amounts at June 2, 1996 and May 28, 1995 were determined from perpetual inventory records maintained by Registrant.

Note C - Notes Payable - Banks:

At June 2, 1996, Registrant had total unused bank lines of credit aggregating $20,000,000. Amounts borrowed are generally due in 30 to 90 days. The line of credit arrangements are informal and cancellable at the banks' option. Registrant is generally expected to maintain average annual compensating bank balances in consideration of its average annual bank borrowings. Registrant believes it has been in substantial compliance with its arrangements and that withdrawal of bank balances is not legally restricted.

Registrant had approximately $495,000 of letters of credit outstanding at June 2, 1996 for merchandise scheduled for future delivery.



                                                                   7 of 14

                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                     NOTES TO FORM 10-Q

                                     AS AT JUNE 2, 1996

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

The new loan agreement requires maintenance of certain financial ratios and maintenance of tangible net worth of approximately $36,000,000. The agreement also prohibits the pledging of assets and restricts dividends and redemptions of capital stock to $3,000,000 plus 50% of net earnings subsequent to August 28, 1994; the cumulative amount available for such payments aggregated approximately $2,400,000 at June 2, 1996.

Note E - Purchase Commitments:

At June 2, 1996, Registrant had outstanding commitments to purchase greige goods aggregating $5,700,000. At May 28, 1995 outstanding purchase commitments were approximately $11,400,000.

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





                                                                   8 of 14

                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                     NOTES TO FORM 10-Q

                                     AS AT JUNE 2, 1996

                                         (Unaudited)


                                                           Continued




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

On January 9, 1996, options to purchase an aggregate of 200,000 shares of the Registrant's Class A common stock at $4.625 a share (fair market value at such date) were granted to two employees. The options are exercisable in four annual installments commencing January 9, 1997 and expire ten years from the date of the grant.

Option activity for the thirty-nine weeks ended June 2, 1996 is summarized as follows:

                                                Options Outstanding
                                                -------------------
                      Shares Available       Number of
                             for Grant         Shares         Amount

Balance - September 3, 1995 .. 350,000        100,000      $  300,000
Thirty-Nine Weeks Ended
June 2, 1996:
   Granted ...................(200,000)       200,000         925,000
   Exercised .................  -0-            (6,250)        (18,751)
   Exercised .................  -0-           (10,045)*       (30,135)
   Cancelled .................  -0-            (2,455)**       (7,365)
                               -------        --------     -----------
Balance - June 2, 1996 ....... 150,000        281,250      $1,168,749
                               =======        ========     ===========

     * Exercised upon the retirement of an employee.
    ** Cancelled as a result of an employee's retirement.



                                                                  9 of 14

                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                     NOTES TO FORM 10-Q

                                     AS AT JUNE 2, 1996

                                         (Unaudited)


                                                           Continued


Note H - Earnings (Loss) Per Share:

Earnings (loss) per share are computed by dividing net earnings or (loss) by common shares outstanding and common stock equivalents. Outstanding options did not have a material dilutive effect on earnings per share for the thirteen and thirty-nine week periods ended June 2, 1996.

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

Note K - Restructuring Charge:

Registrant is de-emphasizing its merchandising effort with respect to woven fabrics marketed to the apparel manufacturing trade. In that connection Registrant incurred a $750,000 (before tax benefit) charge to earnings. The charge comprised provisions for severance pay and inventory write-downs.















                                                                 10 of 14

                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                        JUNE 2, 1996



Item 2..........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OPERATIONS - Thirty-Nine Weeks Ended June 2, 1996 Compared With Thirty-Nine Weeks Ended May 28, 1995.

Fabric sales decreased by 20.2% principally due to a decrease in yardage sold. The decline was concentrated in the solid woven fabrics business and coincided with the closing of the Washington, Georgia woven fabrics dyeing and finishing facility.

Gross profit margin increased from 21.2% in fiscal 1995 to 26.2% in fiscal 1996 primarily due to better performance at Registrant's Milledgeville, Georgia plant and the discontinuance of operations, at the less productive Washington, Georgia facility.

Selling and shipping expenses declined by 5.7% as a result of the decrease in Registrant's sales. The decrease was less than the actual sales decrease because some of Registrant's selling expenses do not vary with sales but represent sales management costs which are more fixed in nature.

General and administrative expenses declined by 15.8% as a result of a decline in Registrant's 1) provision for doubtful accounts as there were fewer significant customer failures in the current period in contrast with the 1995 thirty-nine week experience, 2) consulting fees associated with systems programming, and 3) administrative costs at the Washington, Georgia manufacturing facility which was shut-down in October 1995.

Interest expense declined by 21.3% due to decreased short-term borrowing needs due to lower working capital requirements associated with reduced business activity.

There were pre-tax earnings of $1,483,000 for the first thirty-nine weeks of fiscal 1996 which compared with a pre-tax loss of $466,000 for the first thirty-nine weeks of fiscal 1995. Net earnings were $750,000 for 1996 and the net loss was $645,000 for 1995. Registrant's 1996 earnings were net of a $450,000 (after tax benefit) restructuring charge. Registrant's 1995 net loss included an extraordinary item (net of income tax benefit) in the amount of $297,000 paid to an insurance company as a prepayment penalty.

Although Registrant's sales in fiscal 1997 are expected to decline, operating results should improve as Registrant's recently implemented strategy focuses on the more profitable aspects of its business, (Concord House and knitted fabrics), and de-emphasizes those areas that involve greater risk.





                                                                   11 of 14
                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                        JUNE 2, 1996


Item 2..........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                                                     Continued

OPERATIONS - Thirteen Weeks Ended June 2, 1996 Compared With Thirteen Weeks Ended May 28, 1995.

Fabric sales decreased by 14.7% principally due to a decrease in yardage sold. The decline was primarily concentrated in the solid woven fabrics business but some weakness in demand was experienced in sales to retailers which cater to the home sewing and decorating customer.

Gross profit margin increased from 22.0% in fiscal 1995 to 26.3% in fiscal 1996 primarily due to better performance at Registrant's Milledgeville, Georgia plant and the discontinuance of operations, at the less productive Washington, Georgia facility.

Selling and shipping expenses declined by 5.0% as a result of the decrease in Registrant's sales. The decrease was less than the actual sales decrease because some of Registrant's selling expenses do not vary with sales but represent sales management costs which are more fixed in nature.

General and administrative expenses declined by 17.9% as a result of a decline in Registrant's 1) provision for doubtful accounts as there were fewer significant customer failures in the current period in contrast with the third fiscal quarter 1995 experience, 2) consulting fees associated with systems programming, and 3) administrative costs at the Washington, Georgia manufacturing facility which was shut-down in October 1995.

Interest expense declined by 28.6% due to decreased short-term borrowing needs due to lower working capital requirements associated with reduced business activity.

There were pre-tax earnings of $321,000 for the third quarter of fiscal 1996 which compared with a pre-tax loss of $314,000 for the third quarter of fiscal 1995. Net earnings were $136,000 for 1996 and the net loss was $216,000 for 1995. Registrant's 1996 net earnings were net of a $450,000 (after tax benefit) restructuring charge.

LIQUIDITY AND CAPITAL RESOURCES

During the thirty-nine weeks of fiscal 1996, Registrant's operations provided $1,951,000 cash which was used to repay short-term debt. Cash decreased by $402,000 as machinery and equipment acquisitions aggregated $1,058,000 and the sale of equipment at the Washington facility provided $656,000. Working capital increased by $1,471,000. Registrant expects its cash flow from operations to be adequate to finance operations and meet its cash requirements for fiscal 1996.


                                                                   12 of 14
                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                          FORM 10-Q

                                           PART II




                    Item 6. Exhibits and reports on Form 8-K

                         (a)  Exhibits - None

                         (b)  No report on Form 8-K was filed by
                              Registrant during the thirty-nine
                              weeks ended June 2, 1996.






































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


                                       CONCORD FABRICS INC.
                                       ---------------------------------
                                       Registrant




Date: July 8, 1996                     By /s/ Earl Kramer
                                       Earl Kramer
                                       President and Chief Executive
                                       Officer





Date: July 8, 1996                     By /s/ Martin Wolfson
                                       Martin Wolfson
                                       Senior Vice President-Treasurer
                                       Chief Financial Officer





















                                                              14 of 14