Form 10-K405
period 1996-09-01
CONCORD FABRICS INC
filed 1996-11-27
CIK 23249

                                                           Exhibit index appears
                                                           on page 43

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission File Number
     September 1, 1996                                            I-5960
--------------------------                                ----------------------
                              CONCORD FABRICS INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                           13-5673758
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                 Number)

1359 Broadway, New York, New York                              10018
---------------------------------                 ------------------------------
(Address of principal executive                             (Zip Code)
           offices)

Registrant's telephone number, including area code        (212) 760-0300
                                                      --------------------------
Securities registered pursuant to Section 12(b) of the Act:


                                                              Name of each exchange
       Title of each Class                                     on which registered
----------------------------------------------                ---------------------
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

                                                         Yes   X        No
                                                              ----        ------
       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


                                                         Yes            No  X
                                                              ----        ------

As of November 14, 1996, 2,146,956 Shares of Registrant's Class A Common Stock and 1,509,401 Shares of Registrant's Class B Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates of Registrant was $3,421,004.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 14, 1997, filed pursuant to Section 14 of the Securities Exchange Act of 1934, incorporated by reference into Part III hereof.

                                     PART I

Item 1.         Business

       Registrant's principal business is developing, designing and producing, in its own facility and through unaffiliated contractors, woven and knitted fabrics of natural and synthetic fibers in a wide variety of colors and patterns, for sale to manufacturers (primarily of home furnishings and apparel) and to retailers (including chains, department stores and independently owned fabric stores) for resale to the home sewing market. In the fiscal year ended September 1, 1996 Registrant deemphasized the merchandising of woven goods to apparel manufacturers and focused more heavily on merchandising knitted fabric for apparel and other end uses and concentrated its efforts on the Concord House Division which designs and markets fabrics principally for the home furnishing trade and for sales to retail stores.

Manufacture and Sale of Fabrics

       Woven Fabrics

       Woven fabrics accounted for 60% of fabric sales in fiscal 1996, compared with 69% in fiscal 1995 and 70% in fiscal 1994. The significant decline in the percentage of woven fabric sales to total sales resulted from reduced sales of woven goods to the apparel trade. All of Registrant's supply of unfinished woven fabrics ("greige goods") are made from natural and/or synthetic fibers by unaffiliated companies, who frequently produce the greige goods to Registrant's specifications. In fiscal 1996, Registrant was able to obtain adequate supplies of greige goods at competitive prices. Registrant purchased substantially all of its greige goods from about 55 suppliers; the five largest suppliers accounted for 51% of Registrant's purchases of greige goods and the largest supplied 14%. In fiscal 1995, Registrant purchased substantially all of its greige goods from about 85 suppliers; the five largest suppliers accounted for 36% of Registrant's purchases of greige goods and the single largest supplied 13%. In fiscal 1994, Registrant purchased its greige goods from about 100 suppliers of which the single largest supplied 11% of Registrant's needs. Registrant's greige cloth purchases derive from domestic and imported sources.

       Greige goods purchased by Registrant are printed or dyed and finished by unaffiliated finishers in accordance with Registrant's designs and specifications. In fiscal 1996, Registrant contracted with about 13 finishers for the finishing or printing of woven fabrics; the largest contract finisher accounted for 46% of Registrant's woven finishing requirements; no other contract finisher accounts for more than 19%. In fiscal 1995, Registrant's Washington, Georgia plant, accounted for 18% of Registrant's finishing requirements. That plant closed in October 1995 and therefore did not account for a significant portion of Registrant's 1996 finishing requirements.

       Registrant's woven fabrics are sold primarily by its own sales staff and to a lesser extent by independent sales agents. Sales are made to manufacturers of furniture and home furnishing products, children's apparel and women's accessories, and to retailers for resale to the home sewing market.

       In April, 1994, Registrant acquired 100% of the capital stock of Kat-Em International, Inc., an importer of finished printed and dyed woven fabrics (see Note N to Financial Statements). Kat-Em merchandised and sold these fabrics to apparel manufacturers headquartered in the United States; some of the fabric was shipped into the United States and some was shipped to its customer's offshore manufacturing locations. Kat-Em International, Inc.'s sales, from the date of its acquisition, represented less than 6% of Registrant's consolidated sales in fiscal, 1994. In fiscal 1995 and 1996 Kat-Em's sales were approximately 13% of Registrant's consolidated sales. During fiscal 1996 Registrant began to wind down the Kat-Em operation and in August 1996 that subsidiary was merged into Concord. The decision to terminate the Kat-Em operation was a component of the deemphasis of sales to apparel manufacturers and elimination of unprofitable lines.

       Registrant exports printed and to a lesser extent solid woven fabrics for sale abroad. In fiscal 1995 and 1996 exports approximated 8% of sales. In fiscal 1994 exports were almost 7% of sales and in fiscal 1993 exports were almost 6% of Registrant's total sales.

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

       Knitted Fabrics

       Knitted fabrics accounted for 40% of fabric sales in fiscal 1996, compared with 31% in fiscal 1995 and 30% in fiscal 1994. Registrant purchases yarn for knitting from unaffiliated suppliers; in fiscal 1996, Registrant purchased yarn from 14 suppliers, the three largest suppliers accounted for 91% of Registrant's purchases of yarn; the largest of which accounted for 65% of yarn purchases. In fiscal 1995 Registrant purchased yarn from 13 suppliers; the three largest of which supplied 76% of Registrant's needs. Registrant is presently able to obtain adequate supplies of yarn at competitive prices and does not believe it is dependent on any single supplier.

       In fiscal 1996, 77% of the yarn purchased by Registrant was knitted into fabric at Registrant's Milledgeville, Georgia facility. The balance of the yarn purchased by Registrant in 1996 was knitted by unaffiliated contractors. In fiscal 1995, 88% of yarn purchased by Registrant was knitted at Milledgeville. In fiscal 1994, 72% of the yarn purchased by Registrant was knitted into fabric in Registrant's Milledgeville, Georgia plant. In the past three years, all of the knitted fabric was dyed and finished in Registrant's Milledgeville or Washington facilities (see Item 2. Properties).

       Registrant generally produces knitted fabrics against orders received in advance of production. As a result, Registrant's knitted fabrics are generally not styled with a view to anticipating fashion trends. Knitted fabrics are sold by Registrant's salesmen and by independent sales agents, to manufacturers of budget and moderately priced women's apparel, team sports apparel manufacturers, infant's sleepwear manufacturers and to a lesser extent to makers of non apparel related products.

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

       In fiscal 1995, reduced demand for fabrics marketed to apparel manufacturers coupled with lower margins for certain product ranges and the provision for loss for the disposal of the Washington, Georgia plant resulted in an operating loss. In fiscal 1996, Registrant decided to deemphasize its merchandising effort with respect to woven fabrics marketed to the apparel manufacturing trade which had an adverse effect on earnings. Sales declined by more than 18% but significantly better gross margins obtained as a result of the elimination of less profitable product ranges as well as a reduction in expenses produced moderately profitable results.

       The amount of apparel being imported into the United States, particularly from low labor cost regions, is another factor which affects the textile and apparel industry and has had a significant adverse affect on Registrant's sales and earnings. Registrant's acquisition in 1994 of Kat-Em, to the extent that its customers included manufacturers with offshore operations, was made in part to counter the possible adverse effects of apparel and textile imports. However, Kat-Em was unprofitable since its acquisition and Registrant's winding down and termination of Kat-Em operations was implemented as a component of Registrant's plan to eliminate unprofitable product ranges. The NAFTA (North American Free Trade Act) became effective in fiscal 1994, and Registrant believes that its implementation has had an adverse effect on its business. Similarly, The General Agreement on Tariffs and Trade (GATT) has adversely affected Registrant's business by facilitating imports. Registrant has sought to insulate its business from the effects of these trade agreements.

       See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information concerning Registrant's sales and results of operations in fiscal 1996 and 1995.

       Seasonal Fluctuations

       Prior to fiscal 1989, Registrant experienced a traditional seasonal sales pattern, with sales highest from December through March, although sales trended lower as the year progressed. Subsequent thereto, much of the seasonality in Registrant's business has been mitigated due to a combination of growth in Registrant's sales to retail stores which are less subject to seasonality and an increase in the production of customer orders in Registrant's own manufacturing facilities.


Customers, Employees and Competition

       In fiscal 1996, Registrant sold its fabric products to approximately 3,600 customers, the 20 largest of which accounted for 32% of sales; the largest customer, accounted for approximately 4% of sales. Registrant sells on credit terms standard in the industry. Registrant sells its fabrics throughout the United States, but its principal sales markets for apparel fabrics are the New York metropolitan area and to a lesser extent California and its neighboring states. Registrant's home sewing fabric sales are not concentrated in any regional market.

       Registrant employs approximately 365 persons. Registrant's employees are not represented by a union. In fiscal 1996, approximately 35 of Registrant's employees were engaged in activities relating to development of new or improved fabrics and designs. Due to the deemphasis and elimination of certain product lines the number of employees so engaged was reduced to approximately 25 by fiscal year end. Registrant spent approximately $5,800,000 on such activities in fiscal 1996 and 1995 and approximately $4,600,000 on such activities in fiscal 1994. Registrant does not hold any significant patents or licenses, but does have copyrights on print patterns that it develops. Registrant protects its copyrights and actively pursues infringers. Registrant licenses the rights to use certain of its patterns and receives royalty payments thereon. Registrant also purchases designs for its printed fabrics from independent designers and design companies.

       Many firms, no one of which is dominant, are in competition with Registrant; competition is based primarily on price, product, quality and service. Registrant is in competition both with converters -- whose function is limited to the conversion of greige goods and yarn into finished fabrics -- and with integrated textile companies which manufacture, as well as convert, greige goods and yarns. Since Registrant operates its knitting plant in Milledgeville, Georgia, Registrant is not solely a converter However, it is not a fully integrated producer since it does not weave greige goods or spin yarn, does not print woven or knit greige goods and does not dye and finish its woven greige goods. Registrant contracts out all its print requirements with unaffiliated producers. Since Registrant closed its Washington, Georgia Plant in October, 1995, it now contracts out all of its solid woven dyeing and finishing. Registrant believes that it is one of the larger firms whose primary business is converting, but there are a number of integrated firms with which Registrant competes that have significantly larger sales, financial, and other resources than Registrant.

Item 2.    Properties

       Registrant owns a 24 1/2-year-old knitting and finishing plant, consisting of approximately 130,000 square feet on one floor, situated on approximately 60 acres of land in Milledgeville, Georgia. The plant generally operates at full productive capacity, which is adequate for all of Registrant's finishing requirements.

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

       Registrant has entered into leases expiring in 2003 for two floors at 1359 Broadway, New York, New York, consisting of approximately 40,000 square feet which it uses for its executive offices and showrooms. The Kat-Em Division of Registrant has a lease for office and warehouse space in Los Angeles, California comprised of 40,000 square feet; the lease expires in 1999. Registrant is offering the property for sublease as a consequence of the winding down of the Kat-Em operation. (See Note H of Notes to Financial Statements).

Item 3.    Legal Proceedings
       None.

Item 4.     Submission of Matters to a Vote of Security Holders
       Not applicable.

Executive Officers of Registrant

       The following table shows the executive officers of Registrant, their respective ages, and all positions presently held with Registrant by each such person.

Name                              Age          Position
----                              ---          --------
Alvin Weinstein                    71          Chairman of the Board and Director
Earl Kramer                        63          President and Director
Martin Wolfson                     60          Sr. Vice President, Treasurer and Director
Mark Neugeboren                    46          Vice President
Joan Weinstein                     64          Secretary



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

       In January 1985, Mr. Neugeboren was elected Vice President in Charge of Production. Mr. Neugeboren joined Registrant in 1972 and has held various positions in its production departments.

       In October 1982, Joan Weinstein (the wife of Alvin Weinstein) was elected Secretary of Registrant. She has been Registrant's Fashion Director since joining Registrant in 1973.

       All of Registrant's officers hold office until the next annual meeting of Registrant's Board of Directors (scheduled for January 14, 1997) and the election of their successors.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

On May 27, 1988 Registrant exchanged one share each of Class A and Class B stock of Concord Fabrics Inc. (a Delaware Corporation) for each share of stock previously issued of Concord Fabrics Inc. (a New York Corporation). As of September 1, 1996, the number of record holders of the Registrant's Class A Common Stock was 367 and the number of record holders of Registrant's Class B Common Stock was 351. Both classes of Registrant's Common Stock are listed on the American Stock Exchange. The table below sets forth information on the high and low sales prices for such Common Stock for each quarter of fiscal 1996 and 1995.

                          ----------------1996----------------       ----------------1995----------------

Fiscal Quarters           ---Class A---         ---Class B---        ---Class A----        ---Class B---
Ending On or About        High      Low         High      Low        High       Low        High      Low
------------------        ----      ---         ----      ---        ----       ----       ----      ----

November 30               5         3-11/16     4-5/8     3-5/8      9-1/2      7-3/4      9-1/8     7-7/8
February 28               4-3/4     3-5/8       4-5/8     3-5/8      8-3/8      6-3/4      8         6-1/2
May 31                    5-3/4     4           5-5/8     4-7/8      6-7/8      5-3/8      6-1/2     5-1/2
August 31                 6-7/8     5-3/4       6-1/2     5-3/4      6-5/8      4-7/8      6-1/2     4-5/8



       Registrant has not paid cash dividends for many years.

       The payment of dividends by Registrant is subject to restrictions under the terms of the Note Agreement between Registrant and John Hancock Mutual Life Insurance Company (the "Note Agreement"). Under the Note Agreement, cumulative payments for cash dividends and redemption of capital stock are limited to $3,000,000 plus 50% of Consolidated Net Income (as defined) subsequent to August 28, 1994 plus net cash proceeds from the sale of stock; $2,617,000 was available for such payments as of September 1, 1996.

ITEM 6                    CONCORD FABRICS INC.
                            AND SUBSIDIARIES

                        SELECTED FINANCIAL DATA


                                                                             Y  e a  r    E  n  d  e  d
                                                 -----------------------------------------------------------------------------------
                                                  September 1,      September 3,      August 28,        August 29,      August 30,
                                                     1996               1995             1994              1993             1992
                                                  ------------      ------------      ----------       ------------    -----------
Net sales                                        $146,561,416      $180,152,779      $197,804,544     $197,047,714     $201,727,239
                                                 ------------      ------------      ------------     ------------     ------------
Cost of sales                                     108,814,265       143,950,238       148,920,930      153,338,242      163,328,144
Merchandising expenses                              9,070,758         9,644,429         8,698,897        7,758,817        7,395,576
Selling and shipping expenses                      12,189,783        13,852,770        14,169,565       12,370,215       12,819,442
General and administrative expenses                11,890,945        12,640,139        13,551,493       11,724,618       11,011,780
Provision for doubtful accounts                     1,070,000           633,000         1,321,000        1,777,000          698,000
Interest expense (net)                              1,811,747         2,432,438         1,787,311        2,320,021        3,202,091
Plant shut-down costs                                                 1,100,000                                           3,000,000
Gain on sale of equipment                                                              (1,420,606)
                                                 ------------      ------------      ------------     ------------     ------------
          T o t a l                               144,847,498       184,253,014       187,028,590      189,288,913      201,455,033
                                                 ------------      ------------      ------------     ------------     ------------

Earnings (loss) before income taxes and
  extraordinary item                                1,713,918        (4,100,235)       10,775,954        7,758,801          272,206

Income tax provision (credit)                         776,000        (1,414,000)        4,332,000        3,133,000          102,000
                                                 ------------      ------------      ------------     ------------     ------------
Net earnings (loss) before extraordinary item         937,918        (2,686,235)        6,443,954        4,625,801          170,206

Extraordinary item (net of income tax credit)                          (297,266)
                                                 ------------      ------------      ------------     ------------     ------------
NET EARNINGS (LOSS)                              $    937,918      $ (2,983,501)     $  6,443,954     $  4,625,801     $    170,206
                                                 ============      ============      ============     ============     ============

   Earnings (loss) per share:

     Earnings (loss) before extraordinary item       $.26              $(.75)             $1.80            $1.30             $.05
     Extraordinary item                                                 (.08)
                                                     ----              -----              -----            -----             ----


          Net earnings (loss)                        $.26              $(.83)             $1.80            $1.30             $.05
                                                     ====              =====              =====            =====             ====

   Average number of shares used in computing
     earnings (loss) per share                      3,630,329         3,606,976         3,574,780        3,565,062        3,565,062
                                                 ============      ============      ============     ============     ============

Dividends paid                                        None              None              None             None             None
                                                      ====              ====              ====             ====             ====

Working capital                                  $ 47,095,320      $ 44,625,140      $ 37,845,803     $ 33,385,284     $ 30,462,022
                                                 ============      ============      ============     ============     ============
Long-term debt (less current portion)            $ 20,000,000      $ 20,000,000      $  7,500,000     $  9,000,000     $ 10,500,000
                                                 ============      ============      ============     ============     ============
Total assets                                     $ 73,164,882      $ 76,645,925      $ 84,895,505     $ 74,854,867     $ 76,621,865
                                                 ============      ============      ============     ============     ============
Stockholders' equity                             $ 40,839,125      $ 39,777,321      $ 42,723,322     $ 36,166,868     $ 31,541,067
                                                 ============      ============      ============     ============     ============

Stockholders' equity per share                      $11.17            $11.00              $11.86           $10.14            $8.85
                                                    ======            ======              ======           ======            =====



         The year ended September 3, 1995 comprised 53 weeks; the other years presented each comprised 52 weeks.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Fiscal 1996 v. Fiscal 1995

       Fiscal 1996 comprised 52 weeks; fiscal 1995 comprised 53 weeks. Net sales decreased 19% from $180,152,779 to $146,561,416. This resulted from a decline in unit sales of 17% and a 1% decline in average selling price. The decrease in sales reflected the cessation in October 1995, of Registrant's operations at its Washington, Georgia woven dyeing and finishing plant and the further deemphasis in June 1996 of the production of woven fabrics for the apparel trade.

       Gross margins rose to 25.8% in fiscal 1996 from 20.1% in fiscal 1995. The improvement was due to better performance at Registrant's Milledgeville, Georgia knitted fabrics manufacturing facility and the discontinuance of operations at the less productive Washington, Georgia plant.

       Merchandising expenses decreased by approximately $575,000 or 6% primarily due to a reduction in personnel associated with the production of solid woven fabric.

       Selling and shipping expense declined about 12% as a result of the decrease in Registrant's sales. The decrease was less than the actual sales decrease because some of Registrant's selling and shipping expenses do not vary directly with sales but represent sales management costs which are more fixed in nature.

       General and administrative expenses declined about 6% primarily due to a decrease in the number of corporate officers, the completion of Registrant's computer software development project and a reduction in travelling expense.

       Registrant's provision for doubtful accounts increased to $1,070,000 in fiscal 1996 from $633,000 in fiscal 1995 because of an increase in customer failures in contrast with fiscal 1995. Registrant is continuously exposed to bad debt risk with respect to its wholesale customers when such customers may have significant concentration of business with retailers who may become financially unstable. Registrant attempts to monitor this situation and adjust its credit policies accordingly.

       Interest expense decreased by almost 26% due to a reduction in short term borrowing reflective of lower working capital requirements associated with reduced business activity which stemmed from the elimination of unprofitable product ranges. As a result at fiscal year end Registrant was free of short term debt and in the course of the year increased its cash position by more than $7,000,000.

       In fiscal 1996 Registrant earned $938,000 net of a tax provision of $776,000.

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

       Fiscal 1995 v. Fiscal 1994

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

       Selling and shipping expense declined about 2% as a result of the decrease in Registrant's sales. The decrease was less than the actual sales decrease because some of Registrant's selling and shipping expenses do not vary directly with sales but represent sales management costs which are more fixed in nature.

       General and administrative expenses declined almost 7% primarily due to a decrease in performance related compensation and profit sharing.

       Registrant's provision for doubtful accounts declined from $1,321,000 in fiscal 1994 to $633,000 in fiscal 1995 because there were no significant customer failures in contrast with fiscal 1994. However, Registrant is continuously exposed to bad debt risk with respect to its wholesale customers when such customers may have significant concentration of business with retailers who may become financially unstable. Registrant attempts to monitor this situation and adjust its credit policies accordingly.

       Interest expense increased by 36%. In November, 1994 Registrant secured $20,000,000 of long term financing which replaced $9,000,000 of long term debt and added to working capital. The additional $11,000,000 of long term borrowing, although at a lower fixed rate than the debt it replaced, in part accounted for substantially all of the increase in interest cost for the year. Average short term debt declined by almost $2,000,000 but average short term borrowing rates were higher in fiscal 1995 so that interest cost on short term debt was marginally higher.

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

       Liquidity and Capital Resources

       During fiscal 1996, Registrant met its cash needs from cash flow from operations ($10,052,000), sale of equipment at its Washington, Georgia facility ($901,000) and the sale of capital stock ($124,000), which it used to invest in plant and equipment ($1,696,000) and reduce short term debt ($2,000,000). Cash increased by $7,381,000. Working capital increased by $2,470,000.

       Under individual credit line arrangements with several New York banks, Registrant may borrow up to $20,000,000 at the prime lending rate. The credit lines are unsecured. Registrant is generally expected to maintain compensating bank balances. The banks have advised that Registrant has been in substantial compliance with its compensating balance arrangements, and that withdrawal of bank balances is not legally restricted. Amounts borrowed are generally due in 30 to 90 days. Although the lending arrangements are informal and are cancelable at each bank's option, Registrant has no reason to believe that the lines of credit will not be available if needed during fiscal 1997. Registrant's actual borrowing fluctuates from month to month. The average outstanding debt during fiscal 1996 was $1,464,000 and the maximum outstanding at any time during the year was $2,000,000. Nothing was outstanding at September 1, 1996. Registrant expects its lines of credit, together with cash management and cash flow from operations, to be adequate to finance operations for fiscal 1997.

       Registrant's long-term lending agreement with an insurance company which is unsecured, prohibits pledging of assets, and requires (among other things - see Note G to Financial Statements) maintenance of minimum working capital, tangible net worth of $36,167,000 and maintenance of a minimum working capital ratio of 1.5 to 1. The unpaid principal balance is $20,000,000. At September 1, 1996, tangible net worth approximated $40,550,000 and Registrant's working capital ratio was 5.2 to 1. Registrant has met all of the requirements specified in the loan agreement. The loan bears interest at 9.31% a year, and is repayable in seven equal annual installments beginning November, 1998.

       Inflation

       Registrant's operating costs are subject to the general inflationary trends of the rest of the economy; in fiscal 1996 such trends were modest; inflation has not been a significant factor in Registrant's costs for the last three fiscal years.

Forward Looking Statements

                This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and actual results could differ materially from those contemplated by such statements. The considerations indicated under the heading "Certain Factors Affecting Registrants Business", as well as risks and uncertainties indicated elsewhere in this report represent certain important factors the Registrant believes could cause such results to differ.

ITEM 8                    CONCORD FABRICS INC.
                            AND SUBSIDIARIES

                             - I N D E X -

                         FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED BALANCE SHEET AS AT SEPTEMBER 1, 1996
   AND SEPTEMBER 3, 1995

CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED
   EARNINGS FOR THE YEARS ENDED SEPTEMBER 1, 1996,
   SEPTEMBER 3, 1995 AND AUGUST 28, 1994

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS
   ENDED SEPTEMBER 1, 1996, SEPTEMBER 3, 1995 AND
   AUGUST 28, 1994

NOTES TO FINANCIAL STATEMENTS

                    FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts

Schedules other than those referred to above have been omitted as the conditions requiring their filing are not present or the information has been presented elsewhere in the financial statements.

                          [EISNER & LUBIN LETTERHEAD]












                          Independent Auditors' Report

To the Board of Directors
   and Stockholders
Concord Fabrics Inc.

          We have audited the accompanying consolidated balance sheets of Concord Fabrics Inc. and Subsidiaries as at September 1, 1996 and September 3, 1995, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended September 1, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord Fabrics Inc. and Subsidiaries as at September 1, 1996 and September 3, 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 1, 1996 in conformity with generally accepted accounting principles.

[LOGO]

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

                                    /s/ Eisner & Lubin LLP
                                    ------------------------------------
                                    CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
November 13, 1996

                         CONCORD FABRICS INC.
                           AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET


                                                      September 1,       September 3,
                  A S S E T S                            1996                1995
                                                      ------------       ------------
Current assets:
   Cash and cash equivalents                          $ 9,743,024        $ 2,362,119

   Accounts receivable (less estimated
     doubtful accounts of $1,610,000 in
     1996 and $1,225,000 in 1995)                      27,097,106         27,909,706

   Inventories (Notes A(2) and B)                      17,323,179         24,071,426

   Income tax refunds receivable                          423,200          2,051,000

   Prepaid expenses and other current
     assets                                             1,620,319          2,352,403

   Deferred income taxes
     (Note D)                                           2,189,000          2,172,000
                                                      -----------        -----------
          Total current assets                         58,395,828         60,918,654

Property, plant and equipment (at cost,
   less depreciation and amortization of
   $5,424,566 in 1996 and $5,101,597 in
   1995) (Notes A(3) and C)                             8,117,040          8,153,913

Property, plant and equipment held
   for sale - at estimated disposal
   value (Note O)                                       2,153,884          3,000,000

Property and plant - leased to
   others (Note M)                                      2,041,372          2,193,532

Other assets                                            2,456,758          2,379,826
                                                      -----------        -----------

          T O T A L                                   $73,164,882        $76,645,925
                                                      ===========        ===========


            L I A B I L I T I E S

  Current liabilities:
     Notes payable - banks (Note E)                                      $ 2,000,000
     Accounts payable                                 $ 6,932,477          8,923,439
     Accrued expenses and taxes                         4,368,031          5,370,075
                                                      -----------        -----------
            Total current liabilities                  11,300,508         16,293,514

  Notes payable - insurance company
     (less current portion above) (Note G)             20,000,000         20,000,000
  Deferred income taxes (Note D)                          601,000            214,000
  Other liabilities                                       424,249            361,090
                                                      -----------        -----------
            Total liabilities                          32,325,757         36,868,604
                                                      -----------        -----------

  Commitments and contingencies
     (Notes B, F, G, H, K, M, O, and Q)

   S T O C K H O L D E R S'  E Q U I T Y
           (Notes G, J and K)

  Common stock:
     Class A - $.50 par value - authorized
       4,000,000 shares, issued 2,146,956
       shares in 1996 and 2,105,611 shares
       in 1995                                          1,073,478          1,052,805
     Class B - $.50 par value - authorized
       4,000,000 shares, issued 1,509,401
       in 1996 and 1,509,451 shares
       in 1995                                            754,701            754,726
     Additional paid-in capital                         9,166,123          9,062,885
     Retained earnings (statement attached)            29,844,823         28,906,905
                                                      -----------        -----------
            Total stockholders' equity                 40,839,125         39,777,321
                                                      -----------        -----------
            T O T A L                                 $73,164,882        $76,645,925
                                                      ===========        ===========



        The notes to financial statements are made a part hereof.

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS AND
                                RETAINED EARNINGS

                                                                         Y e a r  E n d e d
                                                       --------------------------------------------------------
                                                         September 1,         September 3,          August 28,
                                                            1996                 1995                  1994
                                                       --------------------------------------------------------
Net sales                                                $146,561,416         $180,152,779         $197,804,544
                                                         ------------         ------------         ------------
Cost of sales                                             108,814,265          143,950,238          148,920,930
Merchandising expenses                                      9,070,758            9,644,429            8,698,897
Selling and shipping expenses                              12,189,783           13,852,770           14,169,565
General and administrative expenses                        11,890,945           12,640,139           13,551,493
Provision for doubtful accounts                             1,070,000              633,000            1,321,000
Interest expense (net) (Note I)                             1,811,747            2,432,438            1,787,311
Gain on sale of equipment (Note M)                                                                   (1,420,606)
Plant shut-down costs (Note O)                                                   1,100,000
                                                         ------------         ------------         ------------
          T o t a l                                       144,847,498          184,253,014          187,028,590
                                                         ------------         ------------         ------------
Earnings (loss) before income taxes and
   extraordinary item                                       1,713,918           (4,100,235)          10,775,954
Income tax provision (credit) (Note D)                        776,000           (1,414,000)           4,332,000
                                                         ------------         ------------         ------------
Earnings (loss) before extraordinary item                     937,918           (2,686,235)           6,443,954

Extraordinary item - loss on early extinguishment
   of debt (net of income tax credit) (Note G)                                    (297,266)
                                                         ------------         ------------         ------------
Net earnings (loss)                                           937,918           (2,983,501)           6,443,954

Retained earnings - beginning of year                      28,906,905           31,890,406           25,446,452
                                                         ------------         ------------         ------------
RETAINED EARNINGS - END OF YEAR
   (TO CONSOLIDATED BALANCE SHEET)                       $ 29,844,823         $ 28,906,905         $ 31,890,406
                                                         ============         ============         ============

   Earnings (loss) per share (Notes A(4) and K):
      Earnings (loss) before extraordinary item               $.26                $(.75)               $1.80
      Extraordinary item                                                           (.08)
                                                              ----                -----                -----
      Net earnings (loss)                                     $.26                $(.83)               $1.80
                                                              ====                =====                =====

   Average number of shares used in computing
      earnings (loss) per share                             3,630,329            3,606,976            3,574,780
                                                            =========            =========            =========







       The notes to financial statements are made a part hereof.

                         CONCORD FABRICS INC.
                           AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       Y e a r  E n d e d
                                                                      ----------------------------------------------------
                                                                       September 1,        September 3,         August 28,
                                                                          1996                 1995                1994
                                                                       ------------        ------------         ----------
Cash flows from operating activities:
   Net earnings (loss)                                                 $   937,918         $(2,983,501)        $ 6,443,954

   Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
     Depreciation and amortization                                       1,813,123           1,991,438           1,977,960
     Deferred income taxes                                                 370,000            (110,000)           (249,000)
     Provision for doubtful accounts                                     1,070,000             633,000           1,321,000
     (Gain) loss on sale of equipment                                       52,569                              (1,420,606)
     Plant shut-down costs                                                                   1,100,000

     Change in assets and liabilities, net of
     effects in 1994 of purchase acquisition:
       Decrease (increase) in:
         Accounts receivable                                              (257,400)          6,456,456           1,763,070
         Inventories                                                     6,748,247           7,013,134          (9,476,448)
         Income tax refunds receivable                                   1,627,800          (2,051,000)
         Prepaid expenses and other current assets                         732,084             204,526              37,826
         Other assets                                                     (112,236)           (851,333)           (452,014)
       Increase (decrease) in:
         Accounts payable                                               (1,990,962)         (6,267,344)          1,919,810
         Accrued expenses and taxes                                     (1,002,044)         (2,741,735)          1,682,556
         Income taxes                                                                         (992,637)            537,520
         Other liabilities                                                  63,159              59,137              37,928
                                                                       -----------         -----------         -----------
            Net cash provided by operating activities                   10,052,258           1,460,141           4,123,556
                                                                       -----------         -----------         -----------
Cash flows from investing activities:
   Purchases of property, plant and equipment                           (1,695,758)         (4,112,904)         (2,914,448)
   Proceeds from sale of equipment                                         900,520                               2,000,000
   Payment for purchase of Kat-Em International, Inc.                                                           (1,150,482)
                                                                       -----------         -----------         -----------
            Net cash (used in) investing activities                       (795,238)         (4,112,904)         (2,064,930)
                                                                       -----------         -----------         -----------

Cash flows from financing activities:
   Payments of notes payable - insurance company                                            (9,000,000)         (1,500,000)
   Borrowing - insurance company                                                            20,000,000
   Payments of notes payable - banks (net)                              (2,000,000)         (7,600,000)         (1,200,000)
   Issuance of Class A common stock pursuant to
     stock options exercised                                               123,885              37,500             112,500
                                                                       -----------         -----------         -----------
            Net cash provided by (used in) financing activities         (1,876,115)          3,437,500          (2,587,500)
                                                                       -----------         -----------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     7,380,905             784,737            (528,874)
Cash - beginning of year                                                 2,362,119           1,577,382           2,106,256
                                                                       -----------         -----------         -----------
CASH  AND CASH EQUIVALENTS - END OF YEAR                               $ 9,743,024         $ 2,362,119         $ 1,577,382
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

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(Note A) - Summary of Significant
           Accounting Policies:

      (1) Principles of Consolidation - The financial statements include the accounts of Concord Fabrics Inc. and its wholly-owned subsidiaries (the Company); intercompany investments, advances and transactions have been eliminated.

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

      (4) Earnings (Loss) Per Share - Earnings (loss) per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the year. Outstanding options to purchase common shares (Note
K) did not have a material dilutive effect on earnings per share.

      (5) Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include commercial paper aggregating $9,000,000 as at September 1, 1996.

      (6) Fiscal Year - The Company operates on a 52-53 week year ending on the Sunday closest to August 31. The year ended September 1, 1995 comprised fifty-three weeks; the other two years in the period ended September 1, 1996 each comprised fifty-two weeks.

      (7) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(Continued)

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   - Sheet 2 -

(Note B) - Inventories:

      Inventories are summarized by categories as follows:

                                                          September 1,         September 3,
                                                              1996                 1995
                                                          ------------         -------------
      Finished goods                                      $ 9,750,156          $12,160,524
      Work-in-process                                       3,268,677            3,253,096
      Greige goods and yarn                                 4,304,346            8,657,806
                                                          -----------          -----------
              T o t a l                                   $17,323,179          $24,071,426
                                                          ===========          ===========

      At September 1, 1996, the Company had outstanding commitments to purchase greige goods aggregating approximately $9,351,000.

(Note C) - Property, Plant and Equipment:

      Property, plant and equipment is summarized as follows:

                                                                                  Estimated
                                     September 1,         September 3,           Useful Life
                                         1996                 1995               (In Years)
                                     -----------          ------------           ------------
Land                                 $    78,503          $    78,503
Buildings                              2,568,195            2,568,195             19 to 40
Machinery and
   equipment                           7,700,666            7,628,490              5 to 9
Furniture and
   fixtures                            1,409,079            1,339,152              3 to 8
Leasehold
   improvements                        1,785,163            1,641,170         Term of lease or
                                                                                life of asset
                                     -----------          -----------
      T o t a l                       13,541,606           13,255,510

Less depreciation
   and amortization                    5,424,566            5,101,597
                                     -----------          -----------
      N e t                          $ 8,117,040          $ 8,153,913
                                     ===========          ===========




(Continued)

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   - Sheet 3 -

(Note D) - Income Taxes:

      (1) Income tax provision (credit) on the consolidated statement of operations and retained earnings is analyzed as follows:

                                                           Y e a r   E n d e d
                                            ---------------------------------------------------
                                            September 1,        September 3,         August 28,
                                                1996                1995                1994
                                            ------------        ------------         ----------
Currently payable
(refundable):
   Federal                                    $346,000          $(1,304,000)         $3,792,000
   State and local                              60,000                                  789,000

Deferred:
   Federal                                     284,000               34,000            (205,000)
   State and local                              86,000             (144,000)            (44,000)
                                              --------          -----------          ----------
     T o t a l                                $776,000          $(1,414,000)*        $4,332,000
                                              ========          ===========          ==========



      (2) Income taxes computed at the statutory federal income tax rate are reconciled to income tax provision (credit) on the consolidated statement of operations and retained earnings as follows:


                                                           Y e a r   E n d e d
                                            ---------------------------------------------------
                                            September 1,        September 3,         August 28,
                                                1996                1995                1994
                                            ------------        ------------         ---------
Income taxes at statutory
   federal income tax rate                    $583,000          $(1,364,000)         $3,675,000
Effect of:
   State and local income
     taxes (net of federal
     income taxes)                              96,000              (85,000)            606,000
   Nondeductible expenses                      107,000               68,000              99,000
   Foreign sales corporation                   (10,000)             (33,000)            (48,000)
                                              --------          -----------          ----------
     T o t a l                                $776,000          $(1,414,000)*        $4,332,000
                                              ========          ===========          ==========


       *The tax benefit related to the extraordinary item on retirement of debt was $198,000 in the year ended September 1, 1995.

(Continued)

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   - Sheet 4 -

(Note D) - Income Taxes (Continued):

      (3) Deferred tax assets and liabilities are comprised of the following elements:

                                                               September 1,        September 3,
                                                                   1996                1995
                                                               ------------        ------------
Gross deferred assets:
   Excess of tax over financial
     statement basis of property
     and plant leased to others                                $  176,000          $  177,000
   Estimated doubtful accounts                                    640,000             489,000
   Excess of tax over financial
     statement basis of
     inventory                                                  1,163,000           1,027,000
   Accruals deductible for tax
     purposes when paid                                           515,000             767,000
   State and other tax loss
     carryforwards                                                                     60,000
                                                               ----------          ----------
         Gross deferred assets                                  2,494,000           2,520,000
                                                               ----------          ----------

Gross deferred liabilities:
   Excess of financial statement
     over tax basis of property,
     plant and equipment                                          428,000             406,000
   Excess of financial statement
     over tax basis of property,
     plant and equipment held
     for sale                                                     478,000             156,000
                                                               ----------          ----------

         Gross deferred liabilities                               906,000             562,000
                                                               ----------          ----------
         Net deferred taxes                                    $1,588,000          $1,958,000
                                                               ==========          ==========

Reflected on attached consolidated
balance sheet as:
   Current deferred asset - net                                $2,189,000          $2,172,000
   Non-current deferred
     (liability) - net                                           (601,000)           (214,000)
                                                               ----------          ----------
         Net deferred taxes                                    $1,588,000          $1,958,000
                                                               ==========          ==========


(Continued)

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   - Sheet 5 -

(Note E) - Notes Payable - Banks:

      The Company has total bank lines of credit aggregating $20,000,000. Amounts borrowed are generally due in 30 to 90 days. The line of credit arrangements are informal and are cancelable at the banks' option and provide for borrowings at the prime lending rate. The Company is generally expected to maintain average annual compensating bank balances in consideration of average annual bank borrowings. The banks have advised that the Company has been in substantial compliance with its compensating balance arrangements and that withdrawals of bank balances are not legally restricted. The average interest rate on amounts outstanding was 8.75% at September 3, 1995.

(Note F) - Profit-Sharing Plan:

      The Company's noncontributory profit-sharing plan, approved by the Treasury Department, for the benefit of eligible full time employees, provides for a minimum annual contribution to a trust fund based on percentages of pre-tax profits (as defined); the Board of Directors may increase such minimum annual contribution at its sole discretion but all contributions are limited to the max imum amount deductible for federal income tax purposes. Contributions of $150,000 and $500,000 were made for the years ended September 1, 1996 and August 28, 1994, respectively; no contribution was made for the year ended September 3, 1995.

(Note G) - Notes Payable - Insurance
           Company:

         On November 30, 1994, the Company borrowed $20,000,000 from an insurance company. The unsecured loan bears interest at 9.31% a year and is repayable in seven equal annual installments commencing November 30, 1998. A portion of the loan proceeds was used to prepay the $9,000,000 loan outstanding to The Prudential Insurance Company of America. A prepayment penalty of $495,266 was also paid; this amount has been reflected as an extraordinary item (net of $198,000 income tax benefit) on the statement of operations and retained earnings for the year ended September 1, 1995.

(Continued)

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   - Sheet 6 -

(Note G) - Notes Payable - Insurance
           Company (Continued):

      The new loan agreement requires maintenance of tangible net worth of approximately $36,000,000. The Company must also maintain, at each fiscal quarter end, ratios of current assets to current liabilities and current assets to total liabilities of not less than 1.5 to 1 and 1.4 to 1, respectively, and may not permit debt for borrowed money to exceed 55% of capitalization (as defined). The agreement also prohibits the pledging of assets and restricts dividends and redemptions of capital stock to $3,000,000 plus 50% of consolidated net income (as defined) subsequent to August 28, 1994; at September 1, 1996, $2,617,000 was available for such payments.

(Note H) - Leases:

      The Company leases showroom and office space and various equipment under leases expiring at various dates to 2003.

      Minimum rental payments under long-term leases in effect at September 1, 1996 are as follows:

          Year ending in:
             1997                                       $1,133,000
             1998                                        1,069,000
             1999                                          819,000
             2000                                          701,000
             2001                                          651,000
             Thereafter                                    922,000
                                                        ----------
                  T o t a l                             $5,295,000
                                                        ==========

      Rent expense aggregated $1,925,000 in 1996, $2,300,000 in 1995 and
$2,200,000 in 1994.

(Continued)

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   - Sheet 7 -

(Note I) - Interest Expense:

      Interest expense (net) on the consolidated statement of operations and retained earnings comprises the following:


                                                           Y e a r   E n d e d
                                            -------------------------------------------------
                                            September 1,       September 3,        August 28,
                                                1996               1995               1994
                                            -----------        ------------        ----------
      Interest expense                       $1,950,121         $2,533,640         $1,874,332
      Interest income                           138,374            101,202             87,021
                                             ----------         ----------         ----------
            N e t                            $1,811,747         $2,432,438         $1,787,311
                                             ==========         ==========         ==========


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

           (4) Class B shares are convertible into Class A shares on the basis of one share of Class A shares for each share of Class B shares; Class A shares have no conversion rights. During the years ended September 1, 1996 and August 28, 1994, 50 and 11,650 Class B shares, respectively, were converted to an equal number of Class A shares; no conversions took place during the year ended September 3, 1995.

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

      On January 10, 1989, options to purchase an aggregate of 150,000 shares of the Company's Class A common stock at $3 a share (fair market value at such date) were granted to three employees. The options are exercisable in four annual installments commencing January 10, 1995 and expire ten years from the date of grant.

      On March 1, 1994, an option to purchase 10,000 shares of the Company's Class A common stock at $9.50 a share (fair market value at such date) was granted to an employee. The option was cancelled upon the employee's termination of employment during the year ended September 3, 1995.

      On January 9, 1996, options to purchase an aggregate of 200,000 shares of the Company's Class A common stock at $4.625 a share (fair market value at such date) were granted to two employees. The options are exercisable in four annual installments com mencing January 9, 1997 and expire ten years from the date of the grant.

      During 1996, the Company adopted a Director Stock Option Plan under which awards may be granted to outside directors of the Company up to a maximum of 75,000 shares of the Company's Class A common stock. The plan provides for the granting of 2,500 options for each outside director annually. The options become exercisable one year from the date of grant and terminate the sooner of five years or two years after a director termination. On January 9, 1996, options to purchase 5,000 shares of the Company's Class A common stock at $4.625 (fair market value at such date) were granted to two outside directors.

(Continued)

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   - Sheet 9 -

(Note K) - Stock Options (Continued):

        Option activity is summarized as follows:

                                                                         Options Outstanding
                                                     Shares          ---------------------------
                                                    Available          Number of
                                                    For Grant            Shares          Amount
                                                    ---------          ---------         -------
Outstanding at August 29, 1993                       350,000            150,000        $  450,000

   Granted                                           (10,000)            10,000            95,000
   Exercised(1)                                                         (37,500)         (112,500)
                                                     -------            -------        ----------

Outstanding at August 28, 1994                       340,000            122,500           432,500

   Cancelled                                          10,000            (10,000)          (95,000)
   Exercised(1)                                                         (12,500)          (37,500)
                                                     -------            -------        ----------

Outstanding at September 3, 1995                     350,000            100,000           300,000

   Granted                                          (200,000)           205,000           948,125
   Exercised(1)                                                         (41,295)         (123,885)
   Cancelled                                           2,455             (2,455)           (7,365)
                                                     -------            -------        ----------
Outstanding at September 1, 1996                     152,455            261,250        $1,116,875
                                                     =======            =======        ==========

         (1) The $103,238, $31,250 and $93,750 excess of the exercise price over the par value of the Class A common stock issued has been credited to additional paid-in capital in the years ending September 1, 1996, September 3, 1995 and August 28, 1994, respectively.

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Statements (SFAS) No. 123, "Accounting for Stock-Based Compensation." This standard requires either the recognition or disclosure of compensation expense based on the fair value of equity instruments granted to employees. As permitted by SFAS 123, the Company has elected to adopt the disclosure provisions of the standard in 1997.

(Note L) - Business of the Company:

      The Company's principal business is the manufacturing and purchasing of woven and knitted fabrics for sale to manufacturers (primarily of home furnishing and apparel) and to retailers (including chains, department stores and independently owned fabric stores) for resale to the home sewing market.

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

      During 1996, the Company decided to wind down the Kat-Em operations and in August 1996, Kat-Em was merged into Concord Fabrics Inc.

(Note O) - Plant Shut-Down Costs:

      The Company decided to dispose of its Washington, Georgia dyeing and finishing plant and is actively searching for a buyer; manufacturing operations ceased October 6, 1995. The loss of $1,100,000 (before income tax benefit of $440,000) reflected on the statement of operations and retained earnings for the fiscal year ended September 3, 1995 comprises estimated expenses during the disposition period. The Company estimates that the net proceeds of sale will approximate the facility's depreciated cost.

(Continued)

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                  - Sheet 11 -

(Note P) - Supplemental Information to
           Consolidated Statement of
           Cash Flows:


                                          Year Ended             Year Ended          Year Ended
                                         September 1,           September 3,         August 28,
                                             1996                   1995                1994
                                         ------------           ------------         ----------
Cash paid (refunded) for:
   Interest                               $1,984,000             $2,803,000          $1,928,000
   Income taxes                           (1,229,000)             1,463,000           4,070,000


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
                                                                 ==========


(Note Q) - Concentration of Credit Risk:

         (1) Cash in banks, based on bank statement balances, exceeded federally insured limits by approximately $1,600,000 and $3,800,000 at September 1, 1996 and September 3, 1995, respectively. The Company's investment in commercial paper at September 1, 1996 was with a financial institution.

      (2) Accounts receivable from manufacturers and retailers aggregated approximately $17,303,000 and $9,611,000 at September 1, 1996 and $19,368,000
and $6,447,000 at September 3, 1995, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.

         (3) Accounts receivable at September 1, 1996 and September 3, 1995 also includes $1,793,000 and $3,320,000, respectively, of due from factors.

      (4) Five customers accounted for approximately 14% and 11% of sales for the year ended September 1, 1996 and September 3, 1995, respectively.

(Continued)

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                  - Sheet 12 -

(Note R) - Fair Values of Financial
           Instruments:

      The Company's financial instruments consist of cash, temporary investments and debt. The following summarizes the methods used to estimate the fair value of these financial instruments.

      The carrying values of cash and temporary investments approximate their fair values due to their short-term maturities.

      The carrying value of the $20,000,000 notes payable at September 1, 1996 approximates fair value based on their future cash flows discounted at a current rate for debt with similar terms and maturity.

                                                                     SCHEDULE II

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS



    Column A                        Column B          Column C          Column D          Column E
    --------                        --------          --------          --------          --------

                                   Balance at        Additions                           Balance at
                                   beginning         charged to                            end of
   Description                      of year          operations        Deductions*          year
   -----------                     ----------        ----------        -----------       ----------

Estimated doubtful
accounts:

   Year ended
     August 28, 1994               $1,840,000        $1,321,000       $  986,000         $2,175,000

   Year ended
     September 3, 1995             $2,175,000        $  633,000       $1,583,000         $1,225,000

   Year ended
     September 1, 1996             $1,225,000        $1,070,000       $  685,000         $1,610,000





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

Item 9.         Disagreements on Accounting and Financial Disclosure.
       Not applicable.

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant.

       This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 14, 1997, to be filed pursuant to Section 14 of the Exchange Act within 120 days after the end of Registrant's 1996 fiscal year.

Item 11.        Executive Compensation.

       This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 14, 1997, to be filed pursuant to Section 14 of the Exchange Act within 120 days after the end of Registrant's 1996 fiscal year.

Item 12.        Security Ownership of Certain Beneficial Owners of Management.

       This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 14, 1997, to be filed pursuant to Section 14 of the Exchange Act within 120 days after the end of Registrant's 1996 fiscal year.

Item 13.        Certain Relationships and Related Transactions.

       This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 14, 1997, to be filed pursuant to Section 14 of the Exchange Act within 120 days after the end of Registrant's 1996 fiscal year.

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

--------

       *10.3 Deferred Compensation Agreement dated June 14, 1977, as amended on February 5, 1986 between Registrant and Martin Wolfson incorporated by reference to exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1986.

       *10.4 Lease Agreement dated August 1, 1994 between 1359 Broadway Associates and Concord Fabrics Inc., incorporated by reference from exhibit 10.4 to Registrant's Annual Report on form 10-K for the year ended August 29, 1994.

       *10.5 Lease Agreement dated October 1, 1994 between 1359 Broadway Associates and Concord Fabrics Inc., incorporated by reference from exhibit 10.5 to Registrant's Annual Report on form 10-K for the year ended August 28,1994.

       *10.8 Employment Agreement dated December 6, 1993 between Registrant and Mark Neugeboren incorporated by reference from exhibit 10.8 to Registrant's Annual Report on form 10-K for the year ended August 28, 1994.

       22       Subsidiaries of the Registrant:  Concord FSC Inc.and Trilogy
Fabrics Inc.

(b)    No report on Form 8-K was filed by Registrant in fiscal 1996.

------------------------
       *Document is available at Public Reference Section of the Securities and Exchange Commission, Commission File No. 1-5960.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 1996                         CONCORD FABRICS INC.

                                                 By /s/ EARL KRAMER
                                                    ______________________
                                                    Earl Kramer
                                                    President and Director

       Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                            TITLE                                      DATE
---------                            -----                                      ----

/s/ EARL KRAMER
____________________                 Director, President                        November 19, 1996
Earl Kramer                          (Principal Executive
                                     Officer)

/s/ MARTIN WOLFSON
____________________                 Director, Senior Vice                      November 19, 1996
Martin Wolfson                       President, Treasurer
                                     (Principal Financial Officer)

/s/ ARTHUR LANGER
____________________                 Controller (Principal                      November 19, 1996
Arthur Langer                        Accounting Officer)

/s/ ALVIN WEINSTEIN
_____________________                Director, Chairman of                      November 19, 1996
Alvin Weinstein                      the Board

/s/ DAVID WEINSTEIN
_____________________                Director, President of                     November 19, 1996
David Weinstein                      Concord House Division

/s/ GEORGE GLEITMAN
_____________________                Director, President Emeritus               November 19, 1996
George Gleitman                      of Home Sewing Division

/s/ FRED HELLER
_____________________                Director                                   November 19, 1996
Fred Heller

/s/ RICHARD SOLAR
_____________________                Director                                   November 19, 1996
Richard Solar

