Form 10-Q
period 1996-12-01
CONCORD FABRICS INC
filed 1997-01-06
CIK 23249

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED   December 1, 1996   COMMISSION FILE NUMBER 1-5960



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


2,146,956 shares of Registrant's Class A Common Stock, par value $.50 per share and 1,509,401 shares of Registrant's Class B Common Stock, par value $.50 per share were outstanding as of January 2, 1997.
                                                               1 of 14
                  CONCORD FABRICS INC. AND SUBSIDIARIES

                      QUARTERLY REPORT ON FORM 10-Q

                 FOR THE QUARTER ENDED DECEMBER 1, 1996



                               INDEX                     Page Number

PART I.        Financial Information

     Item 1.   Financial Statements

               Consolidated Statements of Operations -
               Thirteen Weeks Ended December 1, 1996
               (Unaudited) and December 3, 1995 (Unaudited)         3

               Consolidated Balance Sheets - December 1,
               1996 (Unaudited), and September 1, 1996 (Derived
               from Audited Financial Statements) and
               December 3, 1995 (Unaudited)                       4-5

               Consolidated Statements of Cash Flows -
               Thirteen Weeks Ended December 1, 1996
               (Unaudited) and December 3, 1995 (Unaudited)         6

               Notes to Consolidated Financial Statements
               (Unaudited)                                       7-10

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                       11-12

Part II.       Other Information

     Item 6.   Exhibits and Reports on Form 8-K                    13

               Signature Page                                      14
















                                                              2 of 14

Item 1. Financial Statements
        --------------------

                     CONCORD FABRICS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                  (Unaudited)

                                   (Note A)


                                            For the Thirteen Weeks Ended
                                            ----------------------------
                                            December 1,     December 3,
                                                1996            1995
                                            ------------    ------------
Net Sales ................................. $27,048,240     $34,311,100
                                            -----------     -----------
Cost of Sales .............................  18,949,596      25,215,137
Merchandising Expenses ....................   1,883,723       2,421,815
Selling and Shipping Expenses .............   2,560,296       3,060,228
General and Administrative Expenses .......   2,421,408       2,869,888
Interest Expense (Net) ....................     301,418         473,536
                                            -----------     -----------
      Total ............................... $26,116,441     $34,040,604
                                            -----------     -----------

Earnings before income taxes ..............     931,799         270,496

Income tax provision ......................     389,000         137,000
                                            -----------     -----------

Net Earnings .............................. $   542,799     $   133,496
                                            ===========     ===========

Net Earnings per Common Share .............        $.15            $.04
                                            ===========     ===========
Number of shares used in computing
   earnings per Common Share ..............   3,656,357       3,624,224
                                            ===========     ===========

Dividend per Common Share .................     NONE            NONE
                                            ===========     ===========









The attached notes are made a part hereof.
                                                               3 of 14

                      CONCORD FABRICS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                    (Note A)

                                                  September 1,
                                                      1996
                                                  (Derived from
                                    December 1,      Audited        December 3,
                                       1996         Financial          1995
A S S E T S                        (Unaudited)     Statements)     (Unaudited)
-----------                        ------------    ------------    ------------

Current Assets:
   Cash .......................... $ 1,230,824     $   743,024     $ 1,175,902

   Temporary cash investments (at cost
      which approximates market) .  11,588,177       9,000,000       1,000,000

   Income tax refund receivable ..     430,848         423,200       1,867,000

   Accounts receivable (less
      estimated doubtful accounts
      of $1,715,000 on December 1,
      1996, $1,610,000 on September 1,
      1996, and $1,435,000 on
      December 3, 1995) ..........  21,616,295      27,097,106      26,759,881

   Inventories (Note B) ..........  19,108,381      17,323,179      26,199,925

   Prepaid expenses and other
     current assets ..............   1,267,676       1,620,319       1,692,555

   Deferred income taxes .........   2,102,000       2,189,000       2,138,000
                                   -----------     -----------     -----------
   Total Current Assets .......... $57,344,201     $58,395,828     $60,833,263

Property, plant and equipment
   (at cost, less depreciation
   and amortization of
   $5,815,089 on December 1,
   1996, $5,424,566 on September 1,
   1996, and $5,431,198 on
   December 3, 1995) .............   8,099,097       8,117,040       8,258,109

Property and plant leased to others  2,003,332       2,041,372       2,155,492

Property, plant, & equipment held for sale -
   at estimated disposal value
   (Note J) ......................   2,116,158       2,153,884       3,000,000

Other assets .....................   2,281,928       2,456,758       2,143,028
                                   -----------     -----------     -----------
      T O T A L .................. $71,844,716     $73,164,882     $76,389,892
                                   ===========     ===========     ===========
The attached notes are made a part hereof.

                                                                      4 of 14
                     CONCORD FABRICS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                    (Note A)

                                                  September 1,
                                                      1996
                                                  (Derived from
                                    December 1,      Audited        December 3,
                                       1996         Financial          1995
L I A B I L I T I E S              (Unaudited)     Statements)     (Unaudited)
---------------------              ------------    ------------    ------------
Current Liabilities:
   Notes payable - banks
      (Note C) ................... $   -0-         $   -0-         $ 2,000,000
   Accounts payable ..............   5,541,260       6,932,477      10,218,306
   Accrued expenses and taxes ....   3,542,283       4,368,031       3,543,543
   Income taxes payable ..........     339,000         -0-              97,000
                                   ------------    ------------    ------------
   Total Current Liabilities ..... $ 9,422,543     $11,300,508     $15,858,849

Notes payable - insurance
   company (Note D) ..............  20,000,000      20,000,000      20,000,000

Deferred income taxes ............     601,000         601,000         214,000

Other liabilities ................     439,249         424,249         376,090
                                   ------------    ------------    ------------
   Total Liabilities ............. $30,462,792     $32,325,757     $36,448,939
Commitments and contingencies      ------------    ------------    ------------
   (Note E)

S T O C K H O L D E R S '  E Q U I T Y
--------------------------------------
Common stock: (Notes F & G)
   Class A - $.50 par value
      authorized 4,000,000 shares,
      issued 2,146,956 shares at
      December 1, 1996, 2,146,956
      shares September 1, 1996
      and 2,115,656 shares at
      December 3, 1995 ...........   1,073,478       1,073,478       1,057,828
   Class B - $.50 par value
      authorized 4,000,000 shares,
      issued 1,509,401 shares at
      December 1, 1996, 1,509,401
      shares at September 1, 1996
      and 1,509,451 shares at
      December 3, 1995 ...........     754,701         754,701         754,726
Additional paid-in capital .......   9,166,123       9,166,123       9,087,998
Retained earnings ................  30,387,622      29,844,823      29,040,401
                                   -----------     -----------     -----------
   Total Stockholders' Equity .... $41,381,924     $40,839,125     $39,940,953
                                   -----------     -----------     -----------
      T O T A L .................. $71,844,716     $73,164,882     $76,389,892
                                   ===========     ===========     ===========

The attached notes are made a part hereof.
                                                                       5 of 14

                      CONCORD FABRICS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                    (Note A)

                                                         For the Thirteen Weeks Ended
                                                       ---------------------------------
                                                       December 1,         December 3,
                                                           1996                1995
                                                       ------------        ------------
Cash flows from operating activities:
   Net earnings ....................................   $   542,799         $   133,496
      Adjustments to reconcile net earnings to net
        cash provided by (used in) operating activities:
         Depreciation and amortization .............       428,563             367,641
         Deferred income tax .......................        87,000              34,000
         Provision for doubtful accounts ...........       155,100             210,000

         Changes in assets:
            Decrease (increase) in:
               Accounts receivable .................     5,325,711             939,825
               Inventories .........................    (1,785,202)         (2,128,499)
               Income tax refunds receivable .......        (7,648)            184,000
               Prepaid expenses and other
                 current assets ....................       352,643             659,848
               Other assets ........................       174,830             236,798
         Changes in liabilities:
            Increase (decrease) in:
               Accounts payable ....................    (1,391,217)          1,294,867
               Accrued expenses and taxes ..........      (825,748)         (1,826,532)
               Income taxes payable ................       339,000              97,000
               Other liabilities ...................        15,000              15,000
                                                       ------------        ------------
   Net cash provided by operating activities .......     3,410,831             217,444
                                                       ------------        ------------
Cash flows from investing activity:
   Purchases of property, plant, and equipment .....      (372,580)           (433,797)
   Proceeds of sale of Washington Plant machinery
      and equipment ................................        37,726              -0-
                                                       ------------        ------------
   Net cash (used in) investing activities .........      (334,854)           (433,797)

Cash flows from financing activities:
   Sale of common stock (stock option exercised) ...        -0-                 30,136

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     3,075,977            (186,217)
                                                       ------------        ------------

Cash and cash equivalents - beginning of period ....     9,743,024           2,362,119
                                                       ------------        ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD ..........   $12,819,001         $ 2,175,902
                                                       ============        ============

The attached notes are made a part hereof.
                                                                     6 of 14
                     CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                            AS AT DECEMBER 1, 1996

                                  (Unaudited)


Note A

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the thirteen weeks ended December 1, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in Registrant's annual report to shareholders and Form 10-K for the fiscal year ended September 1, 1996.

Note B - Inventories:

Inventories are summarized by categories as follows:

                       December 1,      September 1,    December 3,
                           1996             1996            1995
                       ------------     -----------     ------------
Finished goods......... $12,343,451     $ 9,750,156      $12,630,977
Work-in-process........   2,848,509       3,268,677        4,000,689
Greige goods and yarn..   3,916,421       4,304,346        9,568,259
                       ------------     -----------     ------------
   Total............... $19,108,381     $17,323,179      $26,199,925
                       ============     ===========     ============

The foregoing inventory amounts at December 1, 1996 and December 3, 1995 were determined from perpetual inventory records maintained by Registrant.

Note C - Notes Payable - Banks:

At December 1, 1996, Registrant had total unused bank lines of credit aggregating $20,000,000. Amounts borrowed are generally due in 30 to 90 days. The line of credit arrangements are informal and cancellable at the banks' option. Registrant is generally expected to maintain average annual compensating bank balances in consideration of its average annual bank borrowings. Registrant is in substantial compliance with its arrangements and the withdrawal of bank balances is not legally restricted.

Registrant had approximately $20,000 of letters of credit outstanding at December 1, 1996 for merchandise scheduled for future delivery.




                                                                   7 of 14

                     CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                            AS AT DECEMBER 1, 1996

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

The loan agreement requires maintenance of certain financial ratios and maintenance of tangible net worth of approximately $36,000,000. The agreement also prohibits the pledging of assets and restricts dividends and redemptions of capital stock to $3,000,000 plus 50% of net earnings subsequent to August 28, 1994; the cumulative amount available for such payments aggregated approximately $2,888,000 at December 1, 1996.

Note E - Purchase Commitments:

At December 1, 1996, Registrant had outstanding commitments to purchase greige goods aggregating $7,100,000. At December 3, 1995 outstanding purchase commitments were approximately $3,800,000.

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

                            AS AT DECEMBER 1, 1996

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

During 1996, the Registrant adopted a Director Stock Option Plan under which awards may be granted to outside directors of the Registrant up to a maximum of 75,000 shares of the Registrant's Class A common stock. The plan provides for the granting of 2,500 options for each outside director annually. The options become excercisable one year from the date of grant and terminate the sooner of five years or two years after a director's termination. On September 2, 1996, options to purchase 5,000 shares of the Registrant's Class A common stock at $6.625 (fair market value at such date) were granted to two outside directors.

Option activity for the thirteen weeks ended December 1, 1996 is summarized as follows:

                                                Options Outstanding
                                                -------------------
                      Shares Available       Number of
                             for Grant         Shares         Amount

Balance - September 1, 1996 .. 152,455        261,250      $1,116,875
Thirteen Weeks Ended
December 1, 1996:
   Granted ...................  -0-             5,000          33,125
   Exercised .................  -0-            -0-             -0-
   Cancelled .................  -0-            -0-             -0-
                               -------        --------     -----------
Balance - December 1, 1996 ... 152,455        266,250      $1,150,000
                               =======        ========     ===========
                                                                  9 of 14

                     CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                            AS AT DECEMBER 1, 1996

                                  (Unaudited)


                                                           Continued


In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Statements (SFAS) No. 123, "Accounting for Stock-Based Compensation." This standard requires either the recognition or disclosure of compensation expense based on the fair value of equity instruments granted to employees. As permitted by SFAS 123, the Registrant has elected to adopt the disclosure provisions of the standard in 1997 when required.

Note H - Earnings (Loss) Per Share:

Earnings (loss) per share are computed by dividing net earnings or (loss) by common shares outstanding and common stock equivalents. Outstanding options did not have a material dilutive effect on earnings per share for the thirteen week periods ended December 1, 1996 and December 3, 1995.

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

                               DECEMBER 1, 1996

Item 2..........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OPERATIONS - Thirteen Weeks Ended December 1, 1996 Compared With Thirteen Weeks Ended December 3, 1995.

Fabric sales decreased by 21.2%. The decline was attributable to the planned de-emphasis, originated in fiscal 1996, of the production of fabrics for sale to the apparel trade. This resulted in lower unit sales and, as anticipated, somewhat lower average selling prices.

Gross profit margin increased from 26.5% in fiscal 1996 to 29.9% in fiscal 1997 primarily due to Registrant's elimination of its less profitable product ranges and the implementation of its strategy to focus on the more profitable aspects of its business (Concord House and knitted fabrics).

Merchandising expenses declined by 22.2% as a result of a reduction in personnel associated with the production of woven fabrics for the apparel trade.

Selling and shipping expenses declined by 16.3% as a result of the decrease in Registrant's sales. The decrease was less than the actual sales decrease because some of Registrant's selling expenses do not vary with sales but represent sales management costs which are more fixed in nature.

General and administrative expenses declined by 15.6% as a result of 1) a reduction in personnel and related costs as Registrant's activities became more focused and 2) the administrative savings associated with the shut-down of Registrant's Washington, Georgia manufacturing facility during the first quarter of fiscal 1996.

Interest expense declined by 36.3% as Registrant generated cash flow from its planned reduction of business activity which stemmed from the elimination of unprofitable product ranges. Short term debt was eliminated and Registrant generated interest income from cash invested in marketable short term securities.

Earnings before income taxes for the thirteen weeks of fiscal 1997 were $932,000 compared with $270,000 for the thirteen weeks of fiscal 1996. Net earnings were $543,000 for 1997 and $133,000 for 1996. Registrant's 1997 results are consistent with its expectation that its recently implemented strategy would generate improved earnings.

LIQUIDITY AND CAPITAL RESOURCES

During the first thirteen weeks of fiscal 1997, Registrant's operations provided $3,411,000 cash. $373,000 was used to acquire machinery and equipment. Cash increased by $3,076,000 during the period. Working captial increased by $826,000 for the thirteen weeks ended December 1, 1996. Registrant's improved liquidity is attributable to the elimination of certain product ranges and the resultant reduction in accounts receivable and

                                                                 11 of 14

                     CONCORD FABRICS INC. AND SUBSIDIARIES

                               DECEMBER 1, 1996

                                                           Continued

Item 2..........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

inventory. Registrant expects its lines of credit and cash flow from operations to be adequate to finance operations and meet its cash requirements for fiscal 1997.










































                                                                   12 of 14
                     CONCORD FABRICS INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                    PART II




                    Item 6. Exhibits and reports on Form 8-K

                         (a)  Exhibits - None

                         (b)  No report on Form 8-K was filed by
                              Registrant during the thirteen
                              weeks ended December 1, 1996.






































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


                                       CONCORD FABRICS INC.
                                       ---------------------------------
                                       Registrant




Date: January 6, 1997                  By /s/ Earl Kramer
                                       Earl Kramer
                                       President and Chief Executive
                                       Officer





Date: January 6, 1997                  By /s/ Martin Wolfson
                                       Martin Wolfson
                                       Senior Vice President-Treasurer
                                       Chief Financial Officer






















                                                              14 of 14