Form 10-Q
period 1997-03-02
CONCORD FABRICS INC
filed 1997-04-10
CIK 23249

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C. 20549

                                       Form 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED     March 2, 1997    COMMISSION FILE NUMBER 1-5960



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


2,155,706 shares of Registrant's Class A Common Stock, par value $.50 per share and 1,509,401 shares of Registrant's Class B Common Stock, par value $.50 per share were outstanding as of April 2, 1997.
                                                            1 of 14
                         CONCORD FABRICS INC. AND SUBSIDIARIES

                             QUARTERLY REPORT ON FORM 10-Q

                          FOR THE QUARTER ENDED MARCH 2, 1997



                               INDEX                     Page Number

PART I.           Financial Information

      Item 1.     Financial Statements

                  Consolidated Statements of Income -
                  Twenty-Six Weeks Ended March 2, 1997
                  (Unaudited) and March 3, 1996 (Unaudited)            3

                  Consolidated Balance Sheets - March 2, 1997
                  (Unaudited), and September 1, 1996 (Derived
                  from Audited Financial Statements) and
                  March 3, 1996 (Unaudited)                          4-5

                  Consolidated Statements of Cash Flows -
                  Twenty-Six Weeks Ended March 2, 1997
                  (Unaudited) and March 3, 1996 (Unaudited)            6

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                       7-10

      Item 2.     Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                       11-12

Part II.          Other Information

      Item 6.     Exhibits and Reports on Form 8-K                    13

                  Signature Page                                      14
















                                                              2 of 14

Item 1. Financial Statements
        --------------------
                            CONCORD FABRICS INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF INCOME

                                         (Unaudited)

                                          (Note A)


                              For the Twenty-Six Weeks Ended  For the Thirteen Weeks Ended
                              ------------------------------  -----------------------------
                                  March 2,        March 3,       March 2,       March 3,
                                    1997            1996           1997           1996
                                ------------    ------------    -----------    -----------
Net Sales .....................  $52,873,255     $73,463,198    $25,825,015    $39,152,098
                                ------------    ------------    -----------    -----------
Cost of Sales .................   36,992,337      54,223,282     18,042,741     29,008,145
Merchandising Expenses ........    3,605,836       5,117,962      1,722,113      2,696,147
Selling and Shipping Expenses .    4,786,549       6,178,993      2,226,253      3,118,765
General and Administrative
   Expenses ...................    4,908,226       5,822,054      2,486,818      2,952,166
Interest Expense (Net) ........      590,736         958,223        289,318        484,687
                                 ------------    ------------   -----------    ------------
      Total ...................  $50,883,684     $72,300,514    $24,767,243    $38,259,910
                                -------------    ------------   -----------    ------------

Earnings before income taxes ..    1,989,571       1,162,684      1,057,772        892,188

Income tax provision ..........      829,000         548,000        440,000        411,000
                                ------------     -----------    -----------    -----------

Net Earnings ..................  $ 1,160,571     $   614,684    $   617,772    $   481,188
                                ============     ===========    ===========    ===========

Net Earnings per Common Share .         $.32            $.17           $.17           $.13
                                ============     ===========    ===========    ===========

Weighted average number of shares
   used in computing earnings
   per Common Share ...........    3,658,074       3,624,665      3,659,791      3,625,107
                                ============     ===========    ===========    ===========

Dividend per Common Share .....      NONE            NONE           NONE           NONE
                                ============     ===========    ===========    ===========

The attached notes are made a part hereof.




                                                                                   3 of 14

                              CONCORD FABRICS INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS

                                            (Note A)

                                                  September 1,
                                                      1996
                                                  (Derived from
                                     March 2,        Audited         March 3,
                                       1997         Financial          1996
A S S E T S                        (Unaudited)     Statements)     (Unaudited)
-----------                       ------------    ------------    ------------

Current Assets:
   Cash and cash equivalents ..... $ 9,970,492     $ 9,743,024     $ 1,186,758

   Held to maturity investments (at
      cost plus accrued interest)    5,854,541         -0-             -0-

   Income tax refund receivable ..     528,848         423,200       1,867,000

   Accounts receivable (less
      allowance for doubtful accounts
      of $1,851,000 on March 2,
      1997, $1,610,000 on September 1,
      1996, and $1,645,000 on
      March 3, 1996) .............  20,147,173      27,097,106      30,158,146

   Inventories (Note B) ..........  17,775,752      17,323,179      23,709,535

   Prepaid expenses and other
     current assets ..............   1,174,608       1,620,319       1,557,388

   Deferred income taxes .........   1,992,000       2,189,000       2,010,000
                                   -----------     -----------     -----------
   Total Current Assets .......... $57,443,414     $58,395,828     $60,488,827

Property, plant and equipment
   (at cost, less accumulated
   depreciation and amortization of
   $6,139,319 on March 2,
   1997, $5,424,566 on September 1,
   1996, and $5,692,954 on
   March 3, 1996) ................   7,915,527       8,117,040       8,475,886

Property and plant leased to others  1,965,292       2,041,372       2,117,452

Property, plant, & equipment held for sale -
   at estimated disposal value
   (Note J) ......................   2,065,718       2,153,884       2,902,700
Other assets .....................   2,422,539       2,456,758       2,235,661
                                   -----------     -----------     -----------
      T O T A L .................. $71,812,490     $73,164,882     $76,220,526
                                   ===========     ===========     ===========

The attached notes are made a part hereof.
                                                                       4 of 14
                              CONCORD FABRICS INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS

                                            (Note A)

                                                  September 1,
                                                      1996
                                                  (Derived from
                                     March 2,        Audited         March 3,
                                       1997         Financial          1996
L I A B I L I T I E S              (Unaudited)     Statements)     (Unaudited)
---------------------              ------------    ------------    ------------
Current Liabilities:
   Notes payable - banks
      (Note C) ................... $   -0-         $   -0-         $ 2,000,000
   Accounts payable ..............   5,311,513       6,932,477       9,733,676
   Accrued expenses and taxes ....   3.041,719       4,368,031       3,237,619
   Income taxes payable ..........     374,000         -0-             222,000
                                   ------------    ------------    ------------
   Total Current Liabilities ..... $ 8,727,232     $11,300,508     $15,193,295

Notes payable - insurance
   company (Note D) ..............  20,000,000      20,000,000      20,000,000

Deferred income taxes ............     601,000         601,000         214,000

Other liabilities ................     454,249         424,249         391,090
                                   ------------    ------------    ------------
   Total Liabilities ............. $29,782,481     $32,325,757     $35,798,385
Commitments and contingencies      ------------    ------------    ------------
   (Note E)

S T O C K H O L D E R S '  E Q U I T Y
--------------------------------------
Common stock: (Notes F & G)
   Class A - $.50 par value
      authorized 4,000,000 shares,
      issued 2,155,706 shares at
      March 2, 1997, 2,146,956
      shares September 1, 1996
      and 2,115,656 shares at
      March 3, 1996 ..............   1,077,853       1,073,478       1,057,828
   Class B - $.50 par value
      authorized 4,000,000 shares,
      issued 1,509,401 shares at
      March 2, 1997, 1,509,401
      shares at September 1, 1996
      and 1,509,451 shares at
      March 3, 1996 ..............     754,701         754,701         754,726
Additional paid-in capital .......   9,192,061       9,166,123       9,087,998
Retained earnings ................  31,005,394      29,844,823      29,521,589
                                   -----------     -----------     -----------
   Total Stockholders' Equity .... $42,030,009     $40,839,125     $40,422,141
                                   -----------     -----------     -----------
      T O T A L .................. $71,812,490     $73,164,882     $76,220,526
                                   ===========     ===========     ===========

The attached notes are made a part hereof.
                                                                       5 of 14

                              CONCORD FABRICS INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                            (Note A)
                                                        For the Twenty-Six Weeks Ended
                                                       --------------------------------
                                                         March 2,            March 3,
                                                           1997                1996
                                                       ------------        ------------
Cash flows from operating activities:
    Net earnings ...................................    $1,160,571          $  614,684
      Adjustments to reconcile net earnings to net
        cash provided by (used in) operating activities:
         Depreciation and amortization .............       790,833             667,437
         Deferred income tax .......................       197,000             162,000
         Provision for doubtful accounts ...........       310,200             420,000

         Changes in assets:
            Decrease (increase) in:
               Accounts receivable .................     6,639,733          (2,668,440)
               Inventories .........................      (452,573)            361,891
               Income tax refunds receivable .......      (105,648)            184,000
               Prepaid expenses and other
                 current assets ....................       401,290             795,015
               Other assets ........................        34,219             144,165
         Changes in liabilities:
            Increase (decrease) in:
               Accounts payable ....................    (1,620,964)            810,237
               Accrued expenses and taxes ..........    (1,326,312)         (2,132,456)
               Income taxes payable ................       374,000             222,000
               Other liabilities ...................        30,000              30,000
                                                        -----------         -----------
   Net cash provided by (used in) operating activities   6,432,349            (389,467)
                                                        -----------         -----------
Cash flows from investing activity:
   Purchases of held to maturity securities ........    (5,810,120)            -0-
   Purchases of property, plant, and equipment .....      (513,240)           (913,330)
   Proceeds of sale of Washington Plant machinery
     and equipment .................................        88,166              97,300
                                                       ------------         -----------
Net cash (used in) investing activities: ...........    (6,235,194)           (816,030)

Cash flows from financing activities:
   Issuance of common stock (stock options exercised)       30,313              30,136
                                                        -----------         -----------
Net cash provided by financing activities ..........        30,313              30,136

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       227,468          (1,175,361)
                                                        -----------         -----------
Cash and cash equivalents - beginning of period ....     9,743,024           2,362,119
                                                        -----------         -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD ..........    $9,970,492          $1,186,758
                                                        ===========         ===========
The attached notes are made a part hereof.
                                                                     6 of 14
                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                     NOTES TO FORM 10-Q

                                     AS AT MARCH 2, 1997

                                         (Unaudited)


Note A

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the twenty-six weeks ended March 2, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in Registrant's annual report to shareholders and Form 10-K for the fiscal year ended September 1, 1996.

Note B - Inventories:

Inventories are summarized by categories as follows:

                         March 2,       September 1,      March 3,
                           1997             1996            1996
                       ------------     -----------     ------------
Finished goods......... $ 9,729,035     $ 9,750,156      $12,395,129
Work-in-process........   1,611,718       3,268,677        3,214,297
Greige goods and yarn..   6,434,999       4,304,346        8,100,109
                       ------------     -----------     ------------
   Total............... $17,775,752     $17,323,179      $23,709,535
                       ============     ===========     ============

The foregoing inventory amounts at March 2, 1997 and March 3, 1996 were derived from perpetual inventory records maintained by Registrant which were tested by physical count at locations with significant quantities.

Note C - Notes Payable - Banks:

At March 2, 1997, Registrant was free of bank debt and had total unused bank lines of credit aggregating $20,000,000.











                                                                   7 of 14

                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                     NOTES TO FORM 10-Q

                                     AS AT MARCH 2, 1997

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

The loan agreement requires maintenance of certain financial ratios and maintenance of tangible net worth of approximately $36,000,000. The agreement also prohibits the pledging of assets and restricts dividends and redemptions of capital stock to $3,000,000 plus 50% of net earnings subsequent to August 28, 1994; the cumulative amount available for such payments aggregated approximately $3,197,000 at March 2, 1997.

Note E - Purchase Commitments:

At March 2, 1997, Registrant had outstanding commitments to purchase greige goods aggregating $6,000,000. At March 3, 1996 outstanding purchase commitments were approximately $4,200,000.

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

                                     AS AT MARCH 2, 1997

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

On January 9, 1996 options to purchase 5,000 shares of the Registrant's Class A common stock at $4.625 (fair market value at such date) were granted to two outside directors. On September 2, 1996, options to purchase an additional 5,000 shares of the Registrant's Class A common stock at $6.625 (fair market value at such date) were granted to those directors.

On January 14, 1997, the Registrant granted an option to the Chairman of the Board of Directors to purchase an aggregate of 70,000 shares of the Registrant's Class A common stock at $7.0125 a share (110% of the fair market value at such date). This option is exercisable in five annual installments commencing January 14, 1998, and expires five years from the date of grant; the Chairman was also granted an option to purchase 30,000 shares of the Registrant's Class A common stock at $6.375 a share. This option is exercisable in five annual installments commencing January 14, 1998 and expires ten years from the date of grant.












                                                                  9 of 14

                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                     NOTES TO FORM 10-Q

                                     AS AT MARCH 2, 1997

                                         (Unaudited)
                                                           Continued
Option activity for the twenty-six weeks ended March 2, 1997 is summarized as follows:
                                                Options Outstanding
                                                -------------------
                      Shares Available       Number of
                             for Grant         Shares         Amount

Balance - September 1, 1996 .. 147,455*       261,250      $1,116,875
Twenty-Six Weeks Ended
March 2, 1997:
   Granted ...................(105,000)       105,000         715,250
   Exercised .................                 (8,750)        (30,313)
   Cancelled .................  -0-            -0-             -0-
                              ---------       --------     -----------
Balance - March 2, 1997 ......  42,455        357,500      $1,801,812
                              =========       ========     ===========
* Revised to reflect amendments to stock option plan adopted January 14, 1997.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Statements (SFAS) No. 123, "Accounting for Stock-Based Compensation." This standard requires either the recognition or disclosure of compensation expense based on the fair value of equity instruments granted to employees. As permitted by SFAS No. 123, the Registrant has elected to adopt the disclosure provisions of the standard in 1997 when required.

Note H - Earnings Per Share:

Earnings per share are computed by dividing net earnings by common shares outstanding and common stock equivalents. Outstanding options did not have a material dilutive effect on earnings per share for the twenty-six week periods ended March 2, 1997 and March 3, 1996.

Note I - Chino, California Facility:

In February 1994, the Registrant leased the land and building at the Chino, California facility for a five year period at an annual net rental of $297,000; the lessee was also granted the option to purchase the land and building during the lease period for $2,900,000.

Note J - Property, Plant and Equipment Held for Sale:

In the fourth quarter of fiscal 1995 Registrant decided to dispose of its Washington, Georgia dyeing and finishing plant and has been actively searching for a buyer; manufacturing operations ceased October 6, 1995. Registrant provided for estimated expenses during the disposition period in its fiscal year ended September 3, 1995 and estimates that the net proceeds of sale will approximate the facility's depreciated cost.
                                                                 10 of 14

                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                        MARCH 2, 1997

Item 2..........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OPERATIONS - Twenty-Six Weeks Ended March 2, 1997 Compared With Twenty-Six Weeks Ended March 3, 1996.

Fabric sales decreased by 28%. The decline was attributable to the planned de-emphasis, originated in fiscal 1996, of the production of fabrics for sale to the apparel trade. This resulted in lower unit sales as anticipated and a 6.7% decline in average selling prices.

Gross profit margin increased from 26.2% in fiscal 1996 to 30% in fiscal 1997 primarily due to Registrant's elimination of its less profitable product ranges and the implementation of its strategy to focus on the more profitable aspects of its business (Concord House and knitted fabrics).

Merchandising expenses declined by 29.5% as a result of a reduction in personnel associated with the production of woven fabrics for the apparel trade.

Selling and shipping expenses declined by 22.5% as a result of the decrease in Registrant's sales. The decrease was less than the actual sales decrease because some of Registrant's selling expenses do not vary with sales but represent sales management costs which are more fixed in nature.

General and administrative expenses declined by 15.7% as a result of 1) a reduction in personnel and related costs as Registrant's activities became more focused and 2) the administrative savings associated with the shut-down of Registrant's Washington, Georgia manufacturing facility during the first quarter of fiscal 1996.

Interest expense declined by 38.4% as Registrant generated cash flow from its planned reduction of business activity which stemmed from the elimination of unprofitable product ranges. Short term debt was eliminated and Registrant generated interest income from cash invested in marketable securities.

Earnings before income taxes for the twenty-six weeks of fiscal 1997 were $1,990,000 compared with $1,163,000 for the twenty-six weeks of fiscal 1996. Net earnings were $1,161,000 for 1997 and $615,000 for 1996. Registrant's 1997 results are consistent with its expectation that its recently implemented strategy would generate improved earnings.

OPERATIONS - Thirteen Weeks Ended March 2, 1997 Compared With Thirteen Weeks Ended March 3, 1996.

Fabric sales decreased by 34%. The decline was attributable to the planned de-emphasis, originated in fiscal 1996, of the production of fabrics for sale to the apparel trade. This resulted in lower unit sales as anticipated and a decline of 9.3% in average selling prices.



                                                                 11 of 14

                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                        MARCH 2, 1997

                                                           Continued

Item 2..........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



Gross profit margin increased from 25.9% in fiscal 1996 to 30.1% in fiscal 1997 primarily due to Registrant's elimination of its less profitable product ranges and the implementation of its strategy to focus on the more profitable aspects of its business (Concord House and knitted fabrics).

Merchandising expenses declined by 36.1% as a result of a reduction in personnel associated with the production of woven fabrics for the apparel trade.

Selling and shipping expenses declined by 28.6% as a result of the decrease in Registrant's sales. The decrease was less than the actual sales decrease because some of Registrant's selling expenses do not vary with sales but represent sales management costs which are more fixed in nature.

General and administrative expenses declined by 15.8% as a result of a reduction in personnel and related costs as Registrant's activities became more focused.

Interest expense declined by 40.3% as Registrant generated cash flow from its planned reduction of business activity which stemmed from the elimination of unprofitable product ranges. Short term debt was eliminated and Registrant generated interest income from cash invested in marketable securities.

Earnings before income taxes for the second quarter of fiscal 1997 were $1,058,000 compared with $892,000 for the second quarter of fiscal 1996. Net earnings were $618,000 for 1997 and $481,000 for 1996. Registrant's 1997 results are consistent with its expectation that its recently implemented strategy would generate improved earnings.

LIQUIDITY AND CAPITAL RESOURCES

During the twenty-six weeks of fiscal 1997, Registrant's operations provided $6,432,000 cash. $513,000 was used to acquire machinery and equipment. Cash increased by $227,000 during the period. Working capital increased by $1,621,000 for the twenty-six weeks ended March 2, 1997. Registrant's improved liquidity is attributable to the elimination of certain product ranges and the resultant reduction in accounts receivable and inventory. Registrant expects its lines of credit and cash flow from operations to be adequate to finance operations and meet its cash requirements for fiscal 1997.





                                                                 12 of 14
                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                          FORM 10-Q

                                           PART II

Item 4. Submission of Matters to Vote of Security-Holders
        -------------------------------------------------
      The Registrant's annual meeting of Stockholders was held on January 14, 1997 (the "Meeting"). At the Meeting the Registrant's stockholders voted upon and approved the election of seven directors, the ratification of Arthur Andersen LLP as the independent certified public accountants of the Registrant for the fiscal year ending August 31, 1997, and the ratification and approval of certain amendments to the Registrant's Incentive Plan. The holders of the Registrant's Common Stock voted as a single class on all matters except for the election of Richard Solar and George Gleitman (with respect to which only the holders of Class A Common Stock are entitled to vote). The number of votes cast for, against or withheld, as well as the number of abstentions, as to each such matter is set forth below.

ELECTION OF DIRECTORS
---------------------
                       Class A              Class B
                     Common Stock         Common Stock         Total
                 -----------------------------------------------------------
                   For     Withheld     For     Withheld    For     Withheld
                 ---------   ------   ---------   ------  ---------   ------
Richard Solar    1,640,811   8,339                        1,640,811    8,339
George Gleitman  1,640,811   8,339                        1,640,811    8,339
Alvin Weinstein  1,640,811   8,339    1,098,969   2,357   2,739,780   10,696
Earl Kramer      1,640,811   8,339    1,098,769   8,339   2,739,580   16,678
Fred Heller      1,640,811   8,339    1,098,964   2,357   2,739,775   10,696
Martin Wolfson   1,640,811   8,339    1,098,969   2.357   2,739,780   10,696
David Weinstein  1,640,811   8,339    1,098,969   2,357   2,739,780   10,696

APPOINTMENT OF ARTHUR ANDERSEN LLP
----------------------------------
               Class A              Class B
             Common Stock         Common Stock           Total
         --------------------------------------------------------------
         For        Against    For        Against    For        Against
         ---------  -------    ---------  -------    ---------  -------
         1,755,953    4,382    1,200,461      160    2,956,414    4,542

AMENDMENTS TO REGISTRANT'S INCENTIVE PLAN
-----------------------------------------
Class A Common Stock       Class B Common Stock          Total
--------------------       --------------------   -------------------
  For       Against          For       Against    For         Against
  982,112   309,858          927,400   170,098    1,909,512   479,956

Item 6. Exhibits and reports on Form 8-K
        --------------------------------
      (a)  Exhibits - None
      (b) A report on Form 8-K was filed by Registrant during the twenty-six weeks ended March 2, 1997 and is incorporated by reference herein.
                                                                   13 of 14

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


                                       CONCORD FABRICS INC.
                                       ---------------------------------
                                       Registrant




Date: April 10, 1997                   By /s/ Earl Kramer
                                       Earl Kramer
                                       President and Chief Executive
                                       Officer





Date: April 10, 1997                   By /s/ Martin Wolfson
                                       Martin Wolfson
                                       Senior Vice President-Treasurer
                                       Chief Financial Officer






















                                                              14 of 14