Form 10-Q
period 1997-06-01
CONCORD FABRICS INC
filed 1997-07-14
CIK 23249

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C. 20549

                                       Form 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED     June 1, 1997     COMMISSION FILE NUMBER 1-5960



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


2,155,706 shares of Registrant's Class A Common Stock, par value $.50 per share and 1,509,401 shares of Registrant's Class B Common Stock, par value $.50 per share were outstanding as of July 1, 1997.
                                                               1 of 14
                         CONCORD FABRICS INC. AND SUBSIDIARIES

                             QUARTERLY REPORT ON FORM 10-Q

                          FOR THE QUARTER ENDED JUNE 1, 1997



                               INDEX                     Page Number

PART I.           Financial Information

      Item 1.     Financial Statements

                  Consolidated Statements of Income -
                  Thirty-Nine Weeks Ended June 1, 1997
                  (Unaudited) and June 2, 1996 (Unaudited)             3

                  Consolidated Balance Sheets - June 1, 1997
                  (Unaudited), and September 1, 1996 (Derived
                  from Audited Financial Statements) and
                  June 2, 1996 (Unaudited)                           4-5

                  Consolidated Statements of Cash Flows -
                  Thirty-Nine Weeks Ended June 1, 1997
                  (Unaudited) and June 2, 1996 (Unaudited)             6

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                       7-10

      Item 2.     Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                       11-12

Part II.          Other Information

      Item 6.     Exhibits and Reports on Form 8-K                    13

                  Signature Page                                      14
















                                                              2 of 14

Item 1. Financial Statements
        --------------------

                            CONCORD FABRICS INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF INCOME

                                         (Unaudited)

                                          (Note A)


                             For the Thirty-Nine Weeks Ended  For the Thirteen Weeks Ended
                             -------------------------------  ----------------------------
                                    June 1,        June 2,         June 1,       June 2,
                                      1997           1996            1997          1996
                                 -----------    ------------    -----------    -----------
Net Sales .....................  $78,845,460    $110,938,359    $25,972,205    $37,475,161
                                 -----------    ------------    -----------    -----------
Cost of Sales .................   55,381,047      81,846,998     18,388,710     27,623,716
Merchandising Expenses ........    5,308,159       7,509,889      1,702,323      2,391,927
Selling and Shipping Expenses .    6,992,389       9,300,785      2,205,840      3,121,792
General and Administrative
   Expenses ...................    7,198,442       8,635,962      2,290,216      2,813,908
Interest Expense (Net) ........      844,051       1,411,505        253,315        453,282
Restructuring Charge ..........      -0-             750,000        -0-            750,000
                                 -----------    ------------    -----------    -----------
      Total ...................  $75,724,088    $109,455,139    $24,840,404    $37,154,625
                                 -----------    ------------    -----------    -----------

Earnings before income taxes ..    3,121,372       1,483,220      1,131,801        320,536

Income tax provision ..........    1,295,000         733,000        466,000        185,000
                                 -----------    ------------    -----------    -----------

Net Earnings ..................  $ 1,826,372    $    750,220    $   665,801    $   135,536
                                 ===========    ============    ===========    ===========

Net Earnings per Common Share .         $.50            $.21           $.18           $.04
                                 ===========    ============    ===========    ===========
Weighted average number of shares
   used in computing earnings
   per Common Share ...........    3,660,418       3,625,591      3,665,107      3,627,442
                                 ===========    ============    ===========    ===========

Dividend per Common Share .....      NONE            NONE           NONE           NONE
                                 ===========    ============    ===========    ===========


The attached notes are made a part hereof.


                                                                                   3 of 14
/TABLE

                              CONCORD FABRICS INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS

                                            (Note A)

                                                  September 1,
                                                      1996
                                                  (Derived from
                                      June 1,        Audited          June 2,
                                       1997         Financial          1996
A S S E T S                        (Unaudited)     Statements)     (Unaudited)
-----------                        ------------    ------------    ------------

Current Assets:
   Cash and cash equivalents ..... $ 7,198,851     $ 9,743,024     $ 1,960,574

   Held to maturity investments (at
      cost plus accrued interest)    7,872,563         -0-             -0-

   Prepaid and refundable income
      taxes ......................     532,527         423,200         146,889

   Accounts receivable (less
      allowance for doubtful accounts
      of $2,015,000 on June 1,
      1997, $1,610,000 on September 1,
      1996, and $1,855,000 on
      June 2, 1996) ..............  20,476,371      27,097,106      28,817,907

   Inventories (Note B) ..........  19,478,203      17,323,179      23,161,402

   Prepaid expenses and other
     current assets ..............   1,264,028       1,620,319       1,496,943

   Deferred income taxes .........   1,900,000       2,189,000       2,099,000
                                   -----------     -----------     -----------
   Total Current Assets .......... $58,722,543     $58,395,828     $57,682,715

Property, plant and equipment
   (at cost, less accumulated
   depreciation and amortization of
   $6,463,549 on June 1,
   1997, $5,424,566 on September 1,
   1996, and $6,055,687 on
   June 2, 1996) .................   7,711,854       8,117,040       8,257,505

Property and plant leased to others  1,927,252       2,041,372       2,079,412

Property, plant, & equipment held for sale -
   at estimated disposal value
   (Note J) ......................   1,992,400       2,153,884       2,343,673
Other assets .....................   2,626,663       2,456,758       2,420,197
                                   -----------     -----------     -----------
      T O T A L .................. $72,980,712     $73,164,882     $72,783,502
                                   ===========     ===========     ===========

The attached notes are made a part hereof.
                                                                      4 of 14
                              CONCORD FABRICS INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS

                                            (Note A)

                                                  September 1,
                                                      1996
                                                  (Derived from
                                      June 1,        Audited          June 2,
                                       1997         Financial          1996
L I A B I L I T I E S              (Unaudited)     Statements)     (Unaudited)
---------------------              ------------    ------------    ------------
Current Liabilities:
   Accounts payable .............. $ 6,424,897     $ 6,932,477     $ 8,178,323
   Accrued expenses and taxes ....   2,599,756       4,368,031       3,408,662
   Income taxes payable ..........     190,000         -0-             -0-
                                   ------------    ------------    ------------
   Total Current Liabilities ..... $ 9,214,653     $11,300,508     $11,586,985

Notes payable - insurance
   company (Note D) ..............  20,000,000      20,000,000      20,000,000

Deferred income taxes ............     601,000         601,000         214,000

Other liabilities ................     469,249         424,249         406,090
                                   ------------    ------------    ------------
   Total Liabilities ............. $30,284,902     $32,325,757     $32,207,075
Commitments and contingencies      ------------    ------------    ------------
   (Note E)

S T O C K H O L D E R S '  E Q U I T Y
--------------------------------------
Common stock: (Notes F & G)
   Class A - $.50 par value
      authorized 4,000,000 shares,
      issued 2,155,706 shares at
      June 1, 1997, 2,146,956
      shares September 1, 1996
      and 2,121,906 shares at
      June 2, 1996 ...............   1,077,853       1,073,478       1,060,953
   Class B - $.50 par value
      authorized 4,000,000 shares,
      issued 1,509,401 shares at
      June 1, 1997, 1,509,401
      shares at September 1, 1996
      and 1,509,451 shares at
      June 2, 1996 ...............     754,701         754,701         754,726
Additional paid-in capital .......   9,192,061       9,166,123       9,103,623
Retained earnings ................  31,671,195      29,844,823      29,657,125
                                   -----------     -----------     -----------
   Total Stockholders' Equity .... $42,695,810     $40,839,125     $40,576,427
                                   -----------     -----------     -----------
      T O T A L .................. $72,980,712     $73,164,882     $72,783,502
                                   ===========     ===========     ===========

The attached notes are made a part hereof.
                                                                       5 of 14

                              CONCORD FABRICS INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                            (Note A)
                                                        For the Thirty-Nine Weeks Ended
                                                       --------------------------------
                                                         June 1,             June 2,
                                                           1997                1996
Cash flows from operating activities:                  ------------        ------------
   Net earnings ....................................   $ 1,826,372         $   750,220
      Adjustments to reconcile net earnings to net
        cash provided by operating activities:
         Depreciation and amortization .............     1,153,103           1,068,210
         Deferred income tax .......................       289,000              73,000
         Provision for doubtful accounts ...........       465,300             630,000

         Changes in assets:
            Decrease (increase) in:
               Accounts receivable .................     6,155,435          (1,538,201)
               Inventories .........................    (2,155,024)            910,024
               Prepaid and refundable income taxes .      (109,327)          1,904,111
               Prepaid expenses and other
                 current assets ....................       220,165             855,460
               Other assets ........................      (169,905)            (40,371)
         Changes in liabilities:
            Increase (decrease) in:
               Accounts payable ....................      (507,580)           (745,116)
               Accrued expenses and taxes ..........    (1,768,275)         (1,961,413)
               Income taxes payable ................       190,000              -0-
               Other liabilities ...................        45,000              45,000
                                                       ------------        ------------
   Net cash provided by operating activities:            5,634,264           1,950,924

Cash flows from investing activity:
   Purchases of held to maturity securities ........    (7,736,437)             -0-
   Purchases of property, plant, and equipment .....      (633,797)         (1,057,682)
   Proceeds of sale of Washington Plant machinery
     and equipment .................................       161,484             656,327
                                                       ------------        ------------
Net cash (used in) investing activities: ...........    (8,208,750)           (401,355)

Cash flows from financing activities:
   (Decrease) in notes payable - bank ..............        -0-             (2,000,000)
   Issuance of common stock (stock options exercised)       30,313              48,886
                                                       ------------        ------------
   Net cash provided by (used in) financing activities:     30,313          (1,951,114)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS ........    (2,544,173)           (401,545)
                                                       ------------        ------------
Cash and cash equivalents - beginning of period ....     9,743,024           2,362,119
                                                       ------------        ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD ..........   $ 7,198,851         $ 1,960,574
                                                       ============        ============

The attached notes are made a part hereof.

                                                                               6 of 14
/TABLE

                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                     NOTES TO FORM 10-Q

                                     AS AT JUNE 1, 1997

                                         (Unaudited)


Note A

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the thirty-nine weeks ended June 1, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in Registrant's annual report to shareholders and Form 10-K for the fiscal year ended September 1, 1996.

Note B - Inventories:

Inventories are summarized by categories as follows:

                          June 1,       September 1,       June 2,
                           1997             1996            1996
                       ------------     -----------     ------------
Finished goods......... $11,827,192     $ 9,750,156      $13,034,839
Work-in-process........   3,335,302       3,268,677        4,298,025
Greige goods and yarn..   4,315,709       4,304,346        5,828,538
                       ------------     -----------     ------------
   Total............... $19,478,203     $17,323,179      $23,161,402
                       ============     ===========     ============

The foregoing inventory amounts at June 1, 1997 and June 2, 1996 were derived from perpetual inventory records maintained by Registrant.

Note C - Notes Payable - Banks:

At June 1, 1997, Registrant was free of bank debt and had total unused bank lines of credit aggregating $20,000,000.

Note D - Notes Payable - Insurance Company:

On November 30, 1994, the Registrant obtained a $20,000,000 loan from John Hancock Mutual Life Insurance Company. This unsecured loan bears interest at 9.31% a per annum and is repayable in seven equal annual installments commencing on November 30, 1998.

The loan agreement requires maintenance of certain financial ratios and maintenance of tangible net worth of approximately $36,000,000. The agreement also prohibits the pledging of assets and restricts dividends and

                                                                   7 of 14

                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                     NOTES TO FORM 10-Q

                                     AS AT JUNE 1, 1997

                                         (Unaudited)


                                                           Continued


redemptions of capital stock to $3,000,000 plus 50% of net earnings subsequent to August 28, 1994; the cumulative amount available for such payments aggregated approximately $3,530,000 at June 1, 1997.

Note E - Purchase Commitments:

At June 1, 1997, Registrant had outstanding commitments to purchase greige goods aggregating $8,800,000. At June 2, 1996 outstanding purchase commitments were approximately $5,700,000. None of Registrant's commitments have a term greater than one year.

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

On January 9, 1996, options to purchase an aggregate of 200,000 shares of the Registrant's Class A common stock at $4.625 a share (fair market value at such date) were granted to two employees. The options are exercisable in
                                                                   8 of 14

                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                     NOTES TO FORM 10-Q

                                     AS AT JUNE 1, 1997

                                         (Unaudited)

                                                           Continued

four annual installments commencing January 9, 1997 and expire ten years from the date of the grant.

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

Option activity for the thirty-nine weeks ended June 1, 1997 is summarized as follows:
                                                Options Outstanding
                                                -------------------
                      Shares Available       Number of
                             for Grant         Shares         Amount

Balance - September 1, 1996 .. 147,455*       261,250**    $1,116,875
Thirty-Nine Weeks Ended
June 1, 1997:
   Granted ...................(105,000)       105,000         715,250
   Exercised .................                 (8,750)***     (30,313)
   Cancelled .................  -0-            -0-             -0-
                              ---------       --------     -----------
Balance - June 1, 1997 .......  42,455        357,500      $1,801,812
                              =========       ========     ===========

* Revised to reflect amendments to stock option plan adopted January 14, 1997.

** Comprised of 56,250 shares at $3.00 per share and 205,000 shares at $4.625 per share.

*** Exercise price was $3.00 per share for 6,250 shares and $4.625 for 2,500 shares.


                                                                  9 of 14

                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                     NOTES TO FORM 10-Q

                                     AS AT JUNE 1, 1997

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

Note H - Earnings Per Share:

Earnings per share are computed by dividing net earnings by common shares outstanding and common stock equivalents. Outstanding options did not have a material dilutive effect on earnings per share for the thirteen and thirty-nine week periods ended June 1, 1997 and June 2, 1996.

In February 1997, the FASB issued Statement No. 128 "Earnings per Share," which is required to be adopted in 1998. Implementation of Statement No. 128, which will require the Registrant to report "Basic Earnings per Share" and "Diluted Earnings per Share," will not have a material impact on the earnings per share amounts as currently reported by the Registrant.

Note I - Chino, California Facility:

In February 1994, the Registrant leased the land and building at the Chino, California facility for a five year period at an annual net rental of $297,000; the lessee was also granted the option to purchase the land and building during the lease period for $2,900,000.

Note J - Property, Plant and Equipment Held for Sale:

In the fourth quarter of fiscal 1995 Registrant decided to dispose of its Washington, Georgia dyeing and finishing plant and has been actively searching for a buyer; manufacturing operations ceased October 6, 1995. Registrant provided for estimated expenses during the disposition period in its fiscal year ended September 3, 1995, and believes the provision remaining as at June 1, 1997 is adequate. Registrant estimates that the net proceeds of sale will approximate the facility's net book value.










                                                                 10 of 14

                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                        JUNE 1, 1997

Item 2..........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OPERATIONS - Thirty-Nine Weeks Ended June 1, 1997 Compared With Thirty-Nine Weeks Ended June 2, 1996.

Fabric sales decreased by 28.9%. The decline was attributable to the planned de-emphasis, originated in fiscal 1996, of the production of fabrics for sale to the apparel trade. This resulted in lower unit sales as anticipated and a 7.6% decline in average selling prices.

Gross profit margin increased from 26.2% in fiscal 1996 to 29.8% in fiscal 1997 primarily due to Registrant's elimination of its less profitable product ranges and the implementation of its strategy to focus on the more profitable aspects of its business (Concord House and knitted fabrics).

Merchandising expenses declined by 29.3% as a result of a reduction in personnel associated with the production of woven fabrics for the apparel trade. As a percent of sales merchandising expenses were 6.7% of sales in the 1997 period and 6.8% of sales in the 1996 period.

Selling and shipping expenses declined by 24.8% as a result of the decrease in Registrant's sales. The decrease was less than the actual sales decrease because some of Registrant's selling expenses do not vary with sales but represent sales management costs which are more fixed in nature. In the 1997 period selling and shipping expenses were 8.9% of sales; in the 1996 period they were 8.4% of sales.

General and administrative expenses declined by 16.6% as a result of a reduction in personnel and related costs as Registrant's activities became more focused. In the 1997 period general and administrative expenses were 9.1% of sales; in the 1996 period they were 7.8% of sales.

Interest expense declined by 40.2% as Registrant generated cash flow from its planned reduction of business activity which stemmed from the elimination of unprofitable product lines. Short term debt was eliminated and Registrant generated interest income from cash invested in marketable securities.

Earnings before income taxes for the thirty-nine weeks of fiscal 1997 were $3,121,000 compared with $1,483,000 for the thirty-nine weeks of fiscal 1996. Net earnings were $1,826,000 for 1997 and $750,000 for 1996. Registrant's 1996 earnings were net of a $450,000 (after tax benefit) restructuring charge.

OPERATIONS - Thirteen Weeks Ended June 1, 1997 Compared With Thirteen Weeks Ended June 2, 1996.

Fabric sales decreased by 30.7%. The decline was attributable to the planned de-emphasis, originated in fiscal 1996, of the production of fabrics for sale to the apparel trade. This resulted in lower unit sales as anticipated and a decline of 9.5% in average selling prices.

                                                                 11 of 14

                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                        JUNE 1, 1997

                                                           Continued

Item 2..........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



Gross profit margin increased from 26.3% in fiscal 1996 to 29.2% in fiscal 1997 primarily due to Registrant's elimination of its less profitable product lines and the implementation of its strategy to focus on the more profitable aspects of its business (Concord House and knitted fabrics).

Merchandising expenses declined by 28.8% as a result of a reduction in personnel associated with the production of woven fabrics for the apparel trade. Merchandising expenses were 6.6% of sales in the current period and 6.4% of sales in the prior year's period.

Selling and shipping expenses declined by 29.3% as a result of the decrease in Registrant's sales. They were 8.5% of sales in the current period and 8.3% of sales in the prior year's period.

General and administrative expenses declined by 18.6% as a result of a reduction in personnel and related costs as Registrant's activities became more focused. General and administrative expenses were 8.8% of sales in the current period and 7.5% of sales in the prior year's period.

Interest expense declined by 44.1% as Registrant generated cash flow from its planned reduction of business activity which stemmed from the elimination of unprofitable product ranges. Short term debt was eliminated and Registrant generated interest income from cash invested in marketable securities.

Earnings before income taxes for the third quarter of fiscal 1997 were $1,132,000 compared with $321,000 for the third quarter of fiscal 1996. Net earnings were $666,000 for 1997 and $136,000 for 1996. Registrant's 1996 net earnings were net of a $450,000 (after tax benefit) restructuring charge.

LIQUIDITY AND CAPITAL RESOURCES

During the thirty-nine weeks of fiscal 1997, Registrant's operations provided $5,634,000 cash. $634,000 was used to acquire machinery and equipment. Cash decreased by $2,544,000 during the period. Registrant purchased $7,736,000 of held to maturity securities all of which had terms of 270 days or less. Working capital increased by $2,413,000 for the thirty-nine weeks ended June 1, 1997. Registrant's improved liquidity is attributable to the elimination of certain product ranges and the resultant reduction in accounts receivable and inventory. Registrant expects its lines of credit and cash flow from operations to be adequate to finance operations and meet its cash requirements for the foreseeable future.




                                                                 12 of 14
                            CONCORD FABRICS INC. AND SUBSIDIARIES

                                          FORM 10-Q

                                           PART II




                    Item 6. Exhibits and reports on Form 8-K

                         (a)  Exhibits - None

                         (b)  A report on Form 8-K was filed by
                              Registrant during the thirty-nine
                              weeks ended June 1, 1997 and is
                              incorporated by reference herein.





































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


                                       CONCORD FABRICS INC.
                                       ---------------------------------
                                       Registrant




Date: July 14, 1997                    By /s/ Earl Kramer
                                       Earl Kramer
                                       President and Chief Executive
                                       Officer





Date: July 14, 1997                    By /s/ Martin Wolfson
                                       Martin Wolfson
                                       Senior Vice President-Treasurer
                                       Chief Financial Officer






















                                                              14 of 14