Form 10-K405
period 1997-08-31
CONCORD FABRICS INC
filed 1997-11-25
CIK 23249

                                                           Exhibit index appears
                                                                      on page 41

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission File Number

     August 31, 1997                                              I-5960

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

                                                                 Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                                 Yes [ ] No [X]

As of November 11, 1997, 2,209,006 Shares of Registrant's Class A Common Stock and 1,456,101 Shares of Registrant's Class B Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates of Registrant was $4,480,034.

                       DOCUMENTS INCORPORATED BY REFERENCE
        Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 13, 1998, filed pursuant to Section 14 of the Securities Exchange Act of 1934, incorporated by reference into Part III hereof.

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

Manufacture and Sale of Fabrics

        Woven Fabrics

        Woven fabrics accounted for 54% of fabric sales in fiscal 1997, compared with 60% in fiscal 1996 and 69% in fiscal 1995. The significant decline in the percentage of woven fabric sales to total sales resulted from reduced sales of woven goods to the apparel trade and Registrant's deemphasis of producing product for that market. All of Registrant's supply of unfinished woven fabrics ("greige goods") are made from natural and/or synthetic fibers by unaffiliated companies, who frequently produce the greige goods to Registrant's specifications. In fiscal 1997, Registrant was able to obtain adequate supplies of greige goods at competitive prices. Registrant purchased substantially all of its greige goods from about 50 suppliers; the five largest suppliers accounted for 60% of Registrant's purchases of greige goods and the largest supplied 15%. In fiscal 1996, Registrant purchased substantially all of its greige goods from about 55 suppliers; the five largest suppliers accounted for 51% of Registrant's purchases of greige goods and the single largest supplied 14%. In fiscal 1995, Registrant purchased its greige goods from about 85 suppliers of which the single largest supplied 13% of Registrant's needs. Registrant's greige cloth purchases derive from domestic and imported sources.

        Woven greige goods purchased by Registrant are printed or dyed and finished by unaffiliated contract finishers in accordance with Registrant's designs and specifications. In fiscal 1997, Registrant contracted with about 10 finishers for the finishing or printing of woven fabrics; the largest contract finisher accounted for 54% of Registrant's woven finishing requirements; no other contract finisher accounts for more than 20%. In fiscal 1996, Registrant contracted with about 13 finishers, the largest of which accounted for 46% of Registrant's woven finishing requirement.

        Registrant's woven fabrics are sold primarily by its own sales staff and to a lesser extent by independent sales agents. Sales are made to manufacturers of furniture and home furnishing products, children's apparel and women's accessories, and to retailers for resale to the home sewing market. Approximately 42% of Registrant's woven fabric sales were made to retailers and 58% were made to other markets.

        In April, 1994, Registrant acquired 100% of the capital stock of Kat-Em International, Inc., an importer of finished printed and dyed woven fabrics (see Note O to Financial Statements). Kat-Em merchandised and sold these fabrics to apparel manufacturers headquartered in the United States; some of the fabric was shipped into the United States and some was shipped to its customers' offshore manufacturing locations. Kat-Em International, Inc.'s sales, from the date of its acquisition, represented less than 6% of Registrant's consolidated sales in fiscal, 1994. In fiscal 1995 and 1996 Kat-Em's sales were approximately 13% of Registrant's consolidated sales. During fiscal 1996 Registrant began to wind down the Kat-Em operation and in August 1996 that subsidiary was merged into Concord. The decision to terminate the Kat-Em operation was a component of the deemphasis of sales to apparel manufacturers and elimination of unprofitable lines.

        Registrant exports finished woven fabrics for sale abroad. In fiscal 1997 exports were 11% of sales. In fiscal 1995 and 1996 exports approximated 8% of sales. The increase in exports as a proportion of total sales was due to the year to year decline in revenues resulting from the deemphasis of woven fabric sales to apparel manufacturers.

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

        Knitted Fabrics

        Knitted fabrics accounted for 46% of fabric sales in fiscal 1997, compared with 40% in fiscal 1996 and 31% in fiscal 1995. The increase in percent was due primarily to the year to year decline in revenues resulting from the deemphasis of woven fabric sales to apparel manufacturers. Registrant purchases yarn for knitting from unaffiliated suppliers; in fiscal 1997, Registrant purchased yarn from 15 suppliers, the three largest suppliers accounted for 85% of Registrant's purchases of yarn; the largest of which accounted for 73% of yarn purchases. In fiscal 1996 Registrant purchased yarn from 14 suppliers; the three largest of which supplied 91% of Registrant's needs. Registrant is presently able to obtain adequate supplies of yarn at competitive prices and does not believe it is dependent on any single supplier.

        In fiscal 1997, 83% of the yarn purchased by Registrant was knitted into fabric at Registrant's Milledgeville, Georgia facility. The balance of the yarn purchased by Registrant in 1997 was knitted by unaffiliated contractors. In fiscal 1996, 77% of yarn purchased by Registrant was knitted at Milledgeville. In fiscal 1995, 88% of the yarn purchased by

Registrant was knitted into fabric in Registrant's Milledgeville, Georgia plant. In the past three years, substantially all of the knitted fabric was dyed and finished in Registrant's owned facilities (see Item 2. Properties).

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

        In fiscal 1995, reduced demand for fabrics marketed to apparel manufacturers coupled with lower margins for certain product ranges and the provision for loss for the disposal of the Washington, Georgia plant resulted in an operating loss. In fiscal 1996, Registrant decided to deemphasize its merchandising effort with respect to woven fabrics marketed to the apparel manufacturing trade as such efforts adversely effected earnings. Accordingly, sales declined by more than 18% but significantly better gross margins were obtained, which along with reductions in expenses, produced moderately profitable results.

        In fiscal 1997, Registrant increased its gross margins and further reduced its operating expenses as part of its strategic plan to deemphasize merchandising and marketing woven fabrics to the apparel trade. As expected, sales declined 26% from fiscal 1996 levels but a significant improvement in profitability resulted.

        Registrant believes its strategy has significantly insulated it from the effects of the increasing quantities of imported apparel flowing into the United States and that future operating results will for the most part depend on how well it designs, manufactures, merchandises and markets its products.

        See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information concerning Registrant's sales and results of operations in fiscal 1997 and 1996.

        Seasonal Fluctuations

        Although Registrant's business is somewhat seasonal, much of the seasonality has been mitigated due to a combination of growth in Registrant's sales to retail stores which are less subject to seasonality and an increase in the production of customer orders in Registrant's own manufacturing facilities.

Customers, Employees and Competition

        In fiscal 1997, Registrant sold its fabric products to approximately 3,500 customers, the 20 largest of which accounted for 39% of sales; the largest customer, accounted for almost 6% of sales. Registrant sells on credit terms standard in the industry. Registrant sells its fabrics throughout the United States, but its principal sales markets for apparel fabrics are the New York metropolitan area and to a lesser extent California and its neighboring states. Registrant's home sewing fabric sales are not concentrated in any regional market.

        Registrant employs approximately 365 persons. Registrant's employees are not represented by a union. In fiscal 1996, approximately 35 of Registrant's employees were engaged in activities relating to development of new or improved fabrics and designs. Due to the deemphasis and elimination of certain product lines the number of employees so engaged was reduced to approximately 25 by 1996 fiscal year end and to about 15 by the end of fiscal 1997. Registrant spent approximately $4,300,000 on such activities in fiscal 1997; approximately $5,800,000 was spent on such activities in fiscal 1996 and 1995. Registrant does not hold any significant patents or licenses, but does have copyrights on print patterns that it develops. Registrant protects its copyrights and actively pursues infringers. Registrant licenses the rights to use certain of its patterns and receives royalty payments thereon. Registrant also purchases designs for its printed fabrics from independent designers and design companies.

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

Item 2. Properties

        Registrant owns a 25 1/2-year-old knitting and finishing plant, consisting of approximately 130,000 square feet on one floor, situated on approximately 60 acres of land in Milledgeville, Georgia. The plant generally operates at full productive capacity, which is adequate for all of Registrant's finishing requirements. Registrant is considering the expansion of the plant's knitting capacity.

        On October 6, 1995, Registrant closed its 140,000-square foot building on approximately 55 acres of land in Washington, Georgia. The land and building are currently being offered for sale.

        Registrant, owns a 93,000-square foot building on approximately three acres of land in Chino, California. In February, 1994 Registrant sold the machinery and equipment in that facility, and leased the building to a non-affiliated contract dyeing and finishing company for a five year term. The lessee was granted an option to purchase the real estate through the end of its lease (See Note N of Notes to Financial Statements).

        Registrant believes that its Milledgeville, Georgia facility will continue to provide substantially all of its knitting and dyeing and finishing of knitted fabrics requirements.

        Registrant has entered into leases expiring in 2003 for two floors at 1359 Broadway, New York, New York, consisting of approximately 40,000 square feet which it uses for its executive offices and showrooms. A division of Registrant leased space comprised of 40,000 square feet for its office and warehouse in Los Angeles, California; the lease expires in 1999. Registrant has sublet a substantial part of this property but maintains some space for its Los Angeles sales office. (See Note J of Notes to Financial Statements).

Item 3. Legal Proceedings

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Executive Officers of Registrant

        The following table shows the executive officers of Registrant, their respective ages, and all positions presently held with Registrant by each such person.

Name                 Age            Position

Alvin Weinstein       72            Chairman of the Board and Director
Earl Kramer           64            President and Director
Martin Wolfson        61            Sr. Vice President, Treasurer and Director
Mark Neugeboren       47            Vice President
Joan Weinstein        65            Secretary
David Weinstein       35            President, Concord House Division

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

        David Weinstein has been employed by Registrant for more than eight years and serves as President of its Concord House Division. He has been a Director since 1996.

        All of Registrant's officers hold office until the next annual meeting of Registrant's Board of Directors (scheduled for January 13, 1998) and the election of their successors.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

As of August 31, 1997, the number of record holders of the Registrant's Class A Common Stock was 170 and the number of record holders of Registrant's Class B Common Stock was 154. Both classes of Registrant's Common Stock are listed on the American Stock Exchange. The table below sets forth information on the high and low sales prices for such Common Stock for each quarter of fiscal 1997 and 1996.


                               ------------------1997--------------------           -------------------1996-------------------

Fiscal Quarters                ----Class A----            ----Class B----           ----Class A----            ----Class B----
Ending On or About             High         Low           High         Low          High         Low           High        Low
------------------             ----         ---           ----         ---          ----         ---           ----        ---

November 30                    6-15/16      6             6-5/8        5-3/4        5            3-11/16       4-5/8       3-5/8
February 28                    6-3/4        5-7/8         6-1/8        5-5/8        4-3/4        3-5/8         4-5/8       3-5/8
May 31                         6-7/8        5-7/8         6-1/2        6            5-3/4        4             5-5/8       4-7/8
August 31                      7-1/2        6-1/4         7            6-1/8        6-7/8        5-3/4         6-1/2       5-3/4

      Registrant has not paid cash dividends for many years.

      The payment of dividends by Registrant is subject to restrictions under the terms of the Note Agreement between Registrant and John Hancock Mutual Life Insurance Company (the "Note Agreement"). Under the Note Agreement, cumulative payments for cash dividends and redemption of capital stock are limited to $3,000,000 plus 50% of Consolidated Net Income (as defined) subsequent to August 28, 1994 plus net cash proceeds from the sale of stock; $4,374,000 was available for such payments as of August 31, 1997.

CONCORD FABRICS INC. AND SUBSIDIARIES                              ITEM 6
SELECTED FINANCIAL DATA

                                                                                Y E A R   E N D E D

                                                August 31,    September 1,   September 3,    August 28,      August 29,
                                                   1997           1996           1995           1994            1993
                                                ----------    ------------   ------------   -----------     ------------
Net Sales                                      $108,820,287   $146,561,416   $180,152,779   $197,804,544   $197,047,714
                                               ------------   ------------   ------------   ------------   ------------
Cost of Sales                                    76,302,759    108,814,265    143,950,238    148,920,930    153,338,242
Merchandising expenses                            6,933,616      9,070,758      9,644,429      8,698,897      7,758,817
Selling and shipping expenses                     8,979,360     12,189,783     13,852,770     14,169,565     12,370,215
General and administrative expenses               9,143,052     11,890,945     12,640,139     13,551,493     11,724,618
Provision for doubtful accounts                     901,000      1,070,000        633,000      1,321,000      1,777,000
Interest expense (net)                            1,101,775      1,811,747      2,432,438      1,787,311      2,320,021
Plant shut-down costs                                                           1,100,000
Gain on sale of equipment                                                                     (1,420,606)
                                               ------------------------------------------------------------------------
                                       Total   $103,361,562   $144,847,498   $184,253,014   $187,028,590   $189,288,913
                                               ------------   ------------   ------------   ------------   ------------
Earnings (loss) before income
     taxes and extraordinary item                 5,458,725      1,713,918     (4,100,235)    10,775,954      7,758,801
Income tax provision (credit)                     2,100,000        776,000     (1,414,000)     4,332,000      3,133,000
                                               ------------   ------------   ------------   ------------   ------------
Net earnings (loss) before
     extraordinary item                           3,358,725        937,918     (2,686,235)     6,443,954      4,625,801
Extraordinary item (net of
      income tax credit)                                                         (297,266)
                                               ------------------------------------------------------------------------
NET EARNINGS (LOSS)                              $3,358,725       $937,918    ($2,983,501)    $6,443,954     $4,625,801
                                               ------------   ------------   ------------   ------------   ------------
     Earnings (loss) per share:
           Earnings (loss) before
            extraordinary item                        $0.92          $0.26         ($0.75)         $1.80          $1.30
           Extraordinary item                            --             --         ($0.08)            --             --
                                               ------------   ------------   ------------   ------------   ------------
             Net earnings (loss)                      $0.92          $0.26         ($0.83)         $1.80          $1.30
     Average number of shares
     used in computing earnings
     (loss) per share                             3,661,591      3,630,329      3,606,976      3,574,780      3,565,062
                                               ------------   ------------   ------------   ------------   ------------

Dividends paid                                  None           None           None           None           None
Working capital                                 $50,792,826    $47,095,320    $44,625,140    $37,845,803    $33,385,284
                                               ------------   ------------   ------------   ------------   ------------
Long-term debt
 (less current portion)                         $20,000,000    $20,000,000    $20,000,000     $7,500,000     $9,000,000
                                               ------------   ------------   ------------   ------------   ------------
Total assets                                    $73,034,106    $73,164,882    $76,645,925    $84,895,505    $74,854,867
                                               ------------   ------------   ------------   ------------   ------------
Stockholders' equity                            $44,228,163    $40,839,125    $39,777,321    $42,723,322    $36,166,868
                                               ------------   ------------   ------------   ------------   ------------
Stockholders' equity per share                       $12.07         $11.17         $11.00         $11.86         $10.14
                                               ------------   ------------   ------------   ------------   ------------



The year ended September 3, 1995 comprised 53 weeks; the other years presented each comprised 52 weeks.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Fiscal 1997 v. Fiscal 1996

        Fiscal 1997 and 1996 comprised 52 weeks.

        Net sales decreased 26% from $146,561,416 to $108,820,287. This resulted from a decline in unit sales of 20% and a 7% decline in average selling price. The decrease in sales reflected Registrant's deemphasis in June 1996 of the production of woven fabrics for the apparel trade.

        Gross margins rose to 29.9% in fiscal 1997 from 25.8% in fiscal 1996. The improvement was due to Registrant's deemphasis of less profitable fabric lines marketed to the women's apparel trade.

        Merchandising expenses decreased by approximately 24% primarily due to a reduction in personnel associated with the production of fabric designed for and marketed to the women's apparel trade. As a percentage of sales merchandising expenses were 6.4% of sales in fiscal 1997 and 6.2% of sales in fiscal 1996.

        Selling and shipping expense declined about 26% as a result of the decrease in Registrant's sales. The decrease resulted primarily from a reduction in sales salaries, commissions and related travel and selling expenses. As a percentage of sales selling and shipping expenses were 8.3% of sales in fiscal 1997 and in fiscal 1996.

        General and administrative expenses declined about 23%. About 60% of the decline stemmed from reduced salary and related costs which resulted from the reduction in force associated with Registrant's deemphasis of its marketing effort directed at the womens apparel trade. Telephone, stationery and printing, professional fees and credit and collection expenses were reduced in relationships to the reduction in sales and the number of people employed by Registrant. As a percent of sales general and administrative expenses were 8.4% of sales in fiscal 1997 and 8.1% of sales in fiscal 1996.

        The provision for doubtful accounts declined by about 16% as Registrant's reduced sales volume resulted in lower accounts receivable and therefore a lower exposure to potential bad debts.

        Interest expense declined by 39% as Registrant generated cash flow from its planned reduction in business activity and the elimination of unprofitable product lines. Short term debt was eliminated and Registrant generated interest income from cash invested in marketable securities.

        Although Registrant's sales in fiscal 1997 declined, as expected, operating results improved as Registrant's recently implemented strategy focuses on the more profitable aspects of its business.

        In fiscal 1997 Registrant earned $3,359,000 net of a tax provision of $2,100,000. In fiscal 1996 Registrant earned $938,000 net of a tax provision of $776,000.

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

        Liquidity and Capital Resources

        During fiscal 1997, Registrant met its cash needs from cash flow from operations ($11,822,000), sale of equipment at its Washington, Georgia facility ($250,000) and the sale of capital stock ($30,000), which it used to invest in plant and equipment ($942,000) and to invest in financial instruments with a maturity of 270 days or less ($13,522,000). Cash decreased by $2,362,000. Working capital increased by $3,698,000.

        Under individual credit line arrangements with several New York banks, Registrant may borrow up to $20,000,000 at the prime lending rate. The credit lines are unsecured. Amounts borrowed are generally due in 30 to 90 days. Although the lending arrangements are informal and are cancelable at each bank's option, Registrant has no reason to believe that the lines of credit will not be available if needed during fiscal 1998. Registrant did not borrow under these arrangements in fiscal 1997. Registrant expects its lines of credit, together with cash management and cash flow from operations, to be adequate to finance operations for fiscal 1998.

        Registrant's long-term lending agreement with an insurance company which is unsecured, prohibits pledging of assets, and requires, among other things, maintenance of minimum working capital, tangible net worth of $38,316,000 and maintenance of a minimum working capital ratio of 1.5 to 1- (see Note I to Financial Statements). The unpaid principal balance at August 31, 1997 was $20,000,000. At August 31, 1997, tangible net worth approximated $44,200,000 and Registrant's working capital ratio was 7.5 to

1. Registrant has met all of the requirements specified in the loan agreement. The loan bears interest at 9.31% a year, and is repayable in seven equal annual installments beginning November, 1998.

        Inflation

        Registrant's operating costs are subject to the general inflationary trends of the rest of the economy; in fiscal 1997 such trends were modest; inflation has not been a significant factor in Registrant's costs for the last three fiscal years.

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

ITEM 8

                                     CONCORD FABRICS INC.
                                       AND SUBSIDIARIES

                                         --I N D E X--

                                     FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

CONSOLIDATED BALANCE SHEET AS AT AUGUST 31, 1997
  AND SEPTEMBER 1, 1996

CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE YEARS ENDED AUGUST 31, 1997, SEPTEMBER 1, 1996,
  AND SEPTEMBER 3, 1995

CONSOLIDATED STATEMENTS OF CHANGES IN
  STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
  AUGUST 31, 1997, SEPTEMBER 1, 1996, AND SEPTEMBER 3, 1995

CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED AUGUST 31, 1997, SEPTEMBER 1, 1996,
  AND SEPTEMBER 3, 1995

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FINANCIAL STATEMENT SCHEDULE

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Schedules other than those referred to above have been omitted as the conditions requiring their filing are not present or the information has been presented elsewhere in the financial statements.

                              ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Concord Fabrics Inc.:

We have audited the accompanying consolidated balance sheet of Concord Fabrics Inc. (a Delaware corporation) and subsidiaries as of August 31,1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord Fabrics Inc. and subsidiaries as of August 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule Valuation and Qualifying Accounts -
Schedule II of this Form 10-K for the year ended August 31,1997 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
New York, New York
November 3, 1997

                                  [LETTERHEAD]

                          Independent Auditors' Report

To the Board of Directors and Stockholders
Concord Fabrics Inc.

               We have audited the accompanying consolidated balance sheet of Concord Fabrics Inc. and Subsidiaries as at September 1, 1996, and the related consolidated statements of stockholders' equity, operations and cash flows for each of the two years in the period ended September 1, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord Fabrics Inc. and Subsidiaries as at September 1, 1996, and the results of their operations and their cash flows for each of the two years in the period ended September 1, 1996 in conformity with generally accepted accounting principles.

               The audits of the financial statements were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of financial statement schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information in this schedule for the years ended September 1, 1996 and September 3, 1995 has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                 Eisner & Lubin LLP
                                            ----------------------------
                                            CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
November 13, 1996

              CONCORD FABRICS INC.
                AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS

                                                                                      August 31,             September 1,
           A S S E T S                                                                   1997                   1996
-------------------------------                                                    ---------------        ----------------
Current Assets:
       Cash and cash equivalents                                                      $ 7,381,044            $ 9,743,024

        Investments in held to maturity
          securities (Note A)                                                          13,522,758                   --

       Accounts receivable (less
             doubtful accounts of $1,350,000 in
             1997 and $1,610,000 in 1996)                                              21,311,977             27,097,106

       Inventories (Notes A and B)                                                     12,903,902             17,323,179

       Prepaid and refundable income taxes                                                255,000                423,200

       Prepaid expenses and other current
           assets                                                                       1,416,839              1,620,319

       Deferred income taxes (Note E)                                                   1,773,000              2,189,000
                                                                                      -----------            -----------
Total Current Assets                                                                   58,564,520             58,395,828



Property, Plant and Equipment, net
       (Notes A and C)                                                                  7,438,260              8,117,040

Property, Plant and Equipment held
       for sale, at estimated disposal
       value (Note P)                                                                   1,936,969              2,153,884

Property and Plant leased to
       others (Note N)                                                                  1,889,212              2,041,372

Other Assets (Note D)                                                                   3,205,145              2,456,758
                                                                                      -----------            -----------

T O T A L  A S S E T S                                                                $73,034,106            $73,164,882
                                                                                      ===========            ===========

                                                                                       August 31,            September 1,
                 L I A B I L I T I E S                                                    1997                   1996
------------------------------------------------------                                -----------            -----------
Current Liabilities:
       Accounts Payable                                                               $ 4,293,207            $ 6,932,477

       Accrued Expenses and Taxes (Note G)                                              3,478,487              4,368,031
                                                                                      -----------            -----------
Total Current Liabilities                                                               7,771,694             11,300,508


Notes Payable  (Note I)                                                                20,000,000             20,000,000

Deferred Income Taxes (Note E)                                                            550,000                601,000

Other Liabilities                                                                         484,249                424,249
                                                                                      -----------            -----------
T O T A L  L I A B I L I T I E S                                                       28,805,943             32,325,757
                                                                                      -----------            -----------

Commitments and contingencies
 (Notes B, G, I, J, M, N, P, R, and S)

      S T O C K H O L D E R S'  E Q U I T Y
------------------------------------------------------
             (Notes A, I, L and M)

Common Stock:
           Class A -- $.50 par value - authorized
           4,000,000 shares, issued 2,209,006
           shares in 1997 and 2,146,956 shares in 1996                                  1,104,503              1,073,478
           Class B - $0.50 par value - authorized
           4,000,000 shares, issued 1,456,101
           shares  in 1997 and 1,509,401 shares in 1996                                   728,051                754,701
Additional Paid-in Capital                                                              9,192,061              9,166,123
Retained Earnings                                                                      33,203,548             29,844,823
                                                                                      -----------            -----------

T O T A L  S T O C K H O L D E R S '  E Q U I T Y                                      44,228,163             40,839,125
                                                                                      -----------            -----------

T O T A L  L I A B I L I T I E S  A N D
S T O C K H O L D E R S '  E Q U I T Y                                                $73,034,106            $73,164,882
                                                                                      ===========            ===========


         The accompanying notes to the consolidated financial statements are an integral part of these statements.

    CONCORD FABRICS INC.
     AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Y E A R   E N D E D
                                                            ------------------------------------------------------------------------
                                                               August 31,                 September 1,                  September 3,
                                                                 1997                         1996                        1995
                                                            -------------                -------------                --------------
Net sales                                                   $ 108,820,287                $ 146,561,416                $ 180,152,779
                                                            -------------                -------------                -------------
Cost of sales                                                  76,302,759                  108,814,265                  143,950,238
Merchandising expenses                                          6,933,616                    9,070,758                    9,644,429
Selling and shipping expenses                                   8,979,360                   12,189,783                   13,852,770
General and administrative expenses                             9,143,052                   11,890,945                   12,640,139
Provision for doubtful accounts                                   901,000                    1,070,000                      633,000
Interest expense, net (Note K)                                  1,101,775                    1,811,747                    2,432,438
Plant shut-down costs (Note P)                                       --                           --                      1,100,000
                                                            -------------                -------------                -------------
 Total                                                        103,361,562                  144,847,498                  184,253,014
                                                            -------------                -------------                -------------
Earnings (loss) before income
 taxes and extraordinary item                                   5,458,725                    1,713,918                   (4,100,235)
Income tax provision (benefit) (Note E)                         2,100,000                      776,000                   (1,414,000)
                                                            -------------                -------------                -------------
Net earnings (loss) before
 extraordinary item                                             3,358,725                      937,918                   (2,686,235)

Extraordinary item--loss on early extinguishment
 of debt (net of income tax benefit)(Note I)                         --                           --                       (297,266)

                                                            -------------                -------------                -------------
Net earnings (loss)                                         $   3,358,725                $     937,918                $  (2,983,501)
                                                            =============                =============                =============

Earnings (loss) per share
 (Notes A and M):
 Earnings (loss) before extraordinary item                  $        0.92                $        0.26                $        (.75)
 Extraordinary item                                                  --                           --                  $        (.08)
                                                            -------------                -------------                -------------
Net earnings (loss)                                         $        0.92                $        0.26                $        (.83)
                                                            =============                =============                =============
Weighted average number of shares used in
 computing earnings (loss) per share                            3,661,591                    3,630,329                    3,606,976
                                                            =============                =============                =============

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                         CONCORD FABRICS INC.
                           AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS
                            OF CHANGES IN
                         STOCKHOLDERS' EQUITY

                                                                         Class A Common Stock              Class B Common Stock
                                                                         Number          Dollar           Number          Dollar
                                                                       of Shares         Value          of Shares         Value
                                                                      ---------------------------     --------------------------
August 28, 1994                                                        2,093,111     $  1,046,555        1,509,451     $    754,726

Net loss

Exercise of stock options (Note M)                                        12,500            6,250
                                                                       ---------------------------       ---------------------------

September 3, 1995                                                      2,105,611        1,052,805        1,509,451          754,726

Net earnings

Conversion from Class B shares to Class A shares                              50               25              (50)             (25)

Exercise of stock options (Note M)                                        41,295           20,648
                                                                       ---------------------------       ---------------------------

September 1, 1996                                                      2,146,956        1,073,478        1,509,401          754,701

Net earnings

Conversion from Class B shares to Class A shares                          53,300           26,650          (53,300)         (26,650)

Exercise of stock options (Note M)                                         8,750            4,375
                                                                       --------------------------        ---------------------------

August 31, 1997                                                        2,209,006     $  1,104,503        1,456,101     $    728,051
                                                                       ==========================        ===========================

                                                                       Additional                         Total
                                                                         Paid-in        Retained      Stockholders'
                                                                         Capital        Earnings          Equity
                                                                     ------------     ------------     ------------
August 28, 1994                                                     $  9,031,635     $ 31,890,406     $ 42,723,322

Net loss                                                                               (2,983,501)      (2,983,501)

Exercise of stock options (Note M)                                        31,250                            37,500
                                                                    ------------     ------------     ------------
September 3, 1995                                                      9,062,885       28,906,905       39,777,321

Net earnings                                                                              937,918          937,918

Conversion from Class B shares to Class A shares

Exercise of stock options (Note M)                                       103,238                           123,886
                                                                    ------------     ------------     ------------
September 1, 1996                                                      9,166,123       29,844,823       40,839,125

Net earnings                                                                            3,358,725        3,358,725

Conversion from Class B shares to Class A shares

Exercise of stock options (Note M)                                        25,938                            30,313
                                                                    ------------     ------------     ------------

August 31, 1997                                                     $  9,192,061     $ 33,203,548     $ 44,228,163
                                                                    ============     ============     ============




         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                          CONCORD FABRICS INC
                            AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    YEAR ENDED
                                                                             ------------------------------------------------------
                                                                               AUGUST 31,           SEPTEMBER 1,       SEPTEMBER 3,
                                                                                  1997                 1996               1995
                                                                             -----------          ------------        ------------
Cash flows from operating activities:
    Net earnings (loss)                                                      $  3,358,725         $    937,918         $ (2,983,501)
    Adjustments to reconcile net earnings (loss)
    to net cash provided by operating activities:
       Depreciation and amortization                                            1,724,099            1,813,123            1,991,438
       Deferred income taxes                                                      365,000              370,000             (110,000)
       Provision for doubtful accounts                                            901,000            1,070,000              633,000
       Loss on sale of equipment                                                                        52,569
       Loss on disposal of leasehold improvements                                  51,000
       Plant shut-down costs                                                                                              1,100,000
       Change in assets and liabilities:
           Decrease (increase) in:
              Accounts receivable                                               4,884,129             (257,400)           6,456,456
              Inventories                                                       4,419,277            6,748,247            7,013,134
              Prepaid and refundable income taxes                                 168,200            1,627,800           (2,051,000)
              Prepaid expenses and other current assets                           203,480              732,084              204,526
              Other assets                                                       (783,691)            (112,236)            (851,333)
           Increase (decrease) in:
              Accounts payable                                                 (2,639,270)          (1,990,962)          (6,267,344)
              Accrued expenses and taxes                                         (889,544)          (1,002,044)          (2,741,735)
              Income taxes                                                                                                 (992,637)
              Other liabilities                                                    60,000               63,159               59,137
                                                                             ------------         ------------         ------------
                      Net cash provided by operating activities                11,822,405           10,052,258            1,460,141
                                                                             ------------         ------------         ------------


Cash flows from investing activities:
    Purchases of held to maturity securities                                  (45,193,998)
    Proceeds from sales of held to maturity securities                         31,671,240
    Purchases of property, plant and equipment                                   (942,328)          (1,695,758)          (4,112,904)
    Proceeds from sale of equipment                                               250,390              900,520
                                                                             ------------         ------------         ------------
                      Net cash used in investing activities                   (14,214,696)            (795,238)          (4,112,904)
                                                                             ------------         ------------         ------------
Cash flows from financing activities:
    Payments of notes payable                                                                                            (9,000,000)
    Proceeds from notes payable                                                                                          20,000,000
    Payments of notes payable - banks net                                                           (2,000,000)          (7,600,000)
    Issuance of Class A common stock pursuant to
       stock options exercised                                                     30,311              123,885               37,500
                                                                             ------------         ------------         ------------
                      Net cash provided by (used in) financing
                      activities                                                   30,311           (1,876,115)           3,437,500
                                                                             ------------         ------------         ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (2,361,980)           7,380,905              784,737

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                   9,743,024            2,362,119            1,577,382
                                                                             ------------         ------------         ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                      $  7,381,044         $  9,743,024         $  2,362,119
                                                                             ============         ============         ============


         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1. Business of the Company -- The Company's principal business is the manufacturing and purchasing of woven and knitted fabrics for sale to manufacturers (primarily of home furnishing and apparel), and to retailers (including chains, department stores and independently owned fabric stores) for resale to the home sewing market.

2. Principles of Consolidation -- The financial statements include the accounts of Concord Fabrics Inc. and its wholly-owned subsidiaries (the Company). All intercompany investments, advances and transactions have been eliminated.

3. Inventories -- Inventories are stated at lower of cost or market using first-in, first-out method. Inventory costs comprise material, direct labor and overhead.

4. Property Plant and Equipment -- Property, plant and equipment is recorded at cost.

     Depreciation is computed principally by the straight line method for financial reporting purposes and by accelerated methods for income tax purposes. Deferred income taxes are provided for the difference between depreciation expense for financial reporting purposes and for income tax purposes. Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease.

5. Investments -- The Company's investments are in debt securities and stated at amortized cost. The Company has the positive intent and ability to hold the securities to maturity.

6. Cash Equivalents -- For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. Cash Equivalents including commercial paper aggregate $5,600,000 at August 31, 1997 and $9,000,000 at September 1, 1996.

7. Stock Options -- In October, 1995 the Financial Accounting Standards Board Issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes a fair market value based method of accounting for an employee stock option or similar equity instrument but allows companies to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Companies electing to continue using the accounting under APB Opinion No. 25 must, however, make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied (Note M). The Company has elected to continue accounting for its stock based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25 and to provide the disclosures required by SFAS No. 123.

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

8. Earnings (Loss) Per Share -- Earnings (loss) per share is computed using weighted average number of common shares outstanding and, where applicable, common equivalent shares issuable upon the exercise of stock options to the extent they are dilutive under the treasury stock method.

In 1997, the Financial Accounting Standards Board issued SFAS No. 128,
"Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed on the weighted average number of shares actually outstanding during the year. Diluted EPS includes the effect of potential dilution from the exercise of outstanding dilutive stock options and warrants into common stock using the treasury stock method. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier adoption is not permitted. The Company does not expect the adoption of this statement to have a material effect on earnings or earnings per share.

9. Fiscal Year -- The Company operates on a 52-53 week year ending on the Sunday closest to August 31. The years ended August 31, 1997 and September 1, 1996 were comprised of fifty-two weeks. The year ended September 3, 1995 comprised fifty-three weeks.

10. Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(B) INVENTORIES:

     Inventories are summarized as follows:

                                                August 31,          September 1,
                                                  1997                 1996
                                               ---------------------------------
Finished goods                                 $ 8,164,772           $ 9,750,156
Work-in-process                                  2,527,339             3,268,677
Greige goods and yarn                            2,211,791             4,304,346
                                               ---------------------------------
      Total                                    $12,903,902           $17,323,179
                                               =================================


     At August 31, 1997, the Company had outstanding commitments to purchase greige goods aggregating approximately $12,900,000.

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C) PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment is summarized as follows:

                                                                               Estimated
                                              August 31,      September 1,    Useful Life
                                                1997             1996          (In Years)
-----------------------------------------------------------------------------------------------

Land                                        $    78,503      $    78,503
Buildings                                     2,568,195        2,568,195      19 to 40
Machinery and equipment                       7,414,592        7,700,666      5 to 9
Furniture and fixtures                        1,650,269        1,409,079      3 to 8
Leasehold improvements                        2,126,870        1,785,163      Term of lease
                                                                              or life of asset
                                            ----------------------------

                              Total          13,838,429       13,541,606
Less accumulated depreciation
       and amortization                       6,400,169        5,424,566
                                            ----------------------------
                               Net          $ 7,438,260      $ 8,117,040
                                            ============================

(D) OTHER ASSETS:

     The Company maintains several insurance policies on the lives of its officers and directors, with a total face value of approximately $9,843,000. At August 31, 1997, and September 1, 1996, the cash surrender value on these policies aggregated $2,456,000 and $1,963,000, respectively and were included in other assets in the balance sheets.

(E) INCOME TAXES:

     1.Income tax provision (benefit) on the consolidated statements of operations is summarized as follows:


                                             August 31,        September 1,      September 3,
                                                1997               1996              1995
----------------------------------------------------------------------------------------------
Currently payable (refundable):
       Federal                              $ 1,480,000      $   346,000          $(1,304,000)
       State and local                          255,000           60,000
Deferred:
       Federal                                  216,000          284,000               34,000
       State and local                          149,000           86,000             (144,000)
                                            --------------------------------------------------
                    Total                   $ 2,100,000      $   776,000          $(1,414,000)
                                            ==================================================

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(E) INCOME TAXES (CONTINUED):

2. Income taxes computed at the statutory federal income tax rate are reconciled to income tax provision (benefit) on the consolidated statements of operations as follows:


                                                                      August 31,              September 1,             September 3,
                                                                        1997                      1996                     1995
------------------------------------------------------------------------------------------------------------------------------------
Income taxes at statutory
     federal income tax rate                                        $ 1,856,000                  $583,000              $(1,364,000)
Effect of:
     State and local income
          taxes (net of federal
          income taxes)                                                 270,000                    96,000                  (85,000)
     Nondeductible expenses                                             (12,000)                  107,000                   68,000
     Foreign sales corporation                                          (14,000)                  (10,000)                 (33,000)
                                                                    ----------------------------------------------------------------
                  Total                                             $ 2,100,000                  $776,000              $(1,414,000)*
                                                                    ================================================================

    * The tax benefit related to the extraordinary item on retirement of debt was $198,000 in the year ended September 3, 1995

3. Deferred tax assets and liabilities are comprised of the following elements:

                                                                                               August 31,             September 1,
                                                                                                 1997                      1996
------------------------------------------------------------------------------------------------------------------------------------
Gross deferred assets:

    Excess of tax over financial statement
         basis of property and plant leased
         to others                                                                         $   173,000                  $   176,000
    Estimated doubtful accounts                                                                540,000                      640,000
    Excess of tax over financial statement
         basis of inventory                                                                    941,000                    1,163,000
    Accruals deductible for tax purposes
         when paid                                                                             421,000                      515,000
                                                                                           -----------------------------------------
                  Gross deferred assets                                                      2,075,000                    2,494,000
                                                                                           -----------------------------------------
    Excess of financial statement over
         tax basis of property, plant and
         equipment                                                                             431,000                      428,000
    Excess of financial statement over
         tax basis of property, plant and
         equipment held for sale                                                               421,000                      478,000
                                                                                           -----------------------------------------
                   Gross deferred liabilities                                                  852,000                      906,000
                                                                                           -----------------------------------------
                    Net deferred taxes                                                     $ 1,223,000                  $ 1,588,000
                                                                                           =========================================
Reflected on consolidated balance sheet as:

    Current deferred asset - net                                                           $ 1,773,000                  $ 2,189,000
    Non-current deferred (liability) - net                                                    (550,000)                    (601,000)
                                                                                           -----------------------------------------
                    Net deferred taxes                                                     $ 1,223,000                  $ 1,588,000
                                                                                           =========================================

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(F) NOTES PAYABLE - BANKS:

     The Company has total bank lines of credit aggregating $20,000,000. Amounts borrowed are generally due in 30 to 90 days. The line of credit arrangements are informal and are cancelable at the banks' option and provide for borrowings at the prime lending rate. There were no borrowings under these arrangements at August 31, 1997 and September 1, 1996.

(G) ACCRUED EXPENSES AND TAXES:

     Accrued expenses and taxes comprises the following:



                                           August 31, 1997     September 1, 1996
                                           -------------------------------------
Interest                                        $  474,425            $  479,529
Salaries, commissions and other
  performance related compensation               1,685,795             2,223,531
Profit Sharing (Note H)                            345,000               150,000
Miscellaneous expenses and taxes                   973,267             1,514,971
                                           -------------------------------------
Total                                           $3,478,487            $4,368,031
                                           =====================================

(H) PROFIT SHARING PLAN:

     The Company has a noncontributory profit sharing plan, approved by the Treasury Department, for the benefit of eligible full time employees, which provides for a minimum annual contribution to a trust fund based on percentages of pre-tax profits (as defined). The Board of Directors may increase such minimum annual contribution at its sole discretion but all contributions are limited to the maximum amount deductible for federal income tax purposes. Contributions of $345,000 and $150,000 were made for the years ended August
31, 1997 and September 1, 1996, respectively; no contribution was made for the year ended September 3, 1995.

(I) NOTES PAYABLE:

     On November 30, 1994, the Company borrowed $20,000,000 from an insurance company. In December 1996 the insurance company sold $10,000,000 of the above amount to a financial institution.

     The unsecured loans bear interest at 9.31% a year and are repayable in seven equal annual installments commencing November 30, 1998. A portion of the loan proceeds was used to prepay a previous outstanding loan. In that connection the Company paid a prepayment penalty which amount (net of $198,000 income tax benefit) is reflected as an extraordinary item on the statement of operations for the year ended September 3, 1995.

     The loan agreement requires maintenance of tangible net worth of approximately $38,300,000 at August 31, 1997. The Company must also maintain, at each fiscal quarter end, ratios of current assets to current liabilities and current assets to total liabilities of not less than 1.5 to 1 and 1.4 to 1, respectively, and may not permit debt for borrowed money to exceed 55% of capitalization (as defined). The agreement also prohibits the pledging of assets and restricts dividends and redemptions of capital stock to $3,000,000 plus 50% of consolidated net income (as defined) subsequent to August 28, 1994.

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(I) NOTES PAYABLE (CONTINUED):

At August 31, 1997, $4,374,000 was available for such payments. The Company was in compliance with these covenants as of August 31, 1997.

(J) LEASES:

1. The Company leases showroom and office space and various equipment under leases expiring at various dates to 2003.

     Minimum rental payments under long-term leases in effect at August 31, 1997 are as follows:

                            Year ending in:
                            ------------------------------
                            1998                $1,089,000
                            1999                   835,000
                            2000                   701,000
                            2001                   651,000
                            2002                   651,000
                            Thereafter             271,000
                            ------------------------------
                                     Total      $4,198,000
                            ==============================

2. Rent expense aggregated $1,467,000 in 1997, $1,925,000 in 1996 and
$2,300,000 in 1995

(K) INTEREST EXPENSE:

     Interest expense, net on the consolidated statements of operations, comprises the following:

                                 August 31,    September 1,     September 3,
Year Ended                          1997           1996             1995
-------------------------------------------------------------------------------
Interest expense                $1,856,896      $1,950,121      $2,533,640
Interest income                    755,121         138,374         101,202
                             -------------------------------------------------
         Net                    $1,101,775      $1,811,747      $2,432,438
                             =================================================

(L) COMMON STOCK:

     The Class A and Class B shares principally differ as follows:

1. The Class A shares have a 15% dividend preference and a 10% liquidation preference with respect to the Class B shares.

2. Holders of Class A shares are entitled to one vote a share whereas holders of Class B shares are entitled to ten votes a share.

3. Holders of Class A shares, voting as a separate class, are entitled to elect 25% of the Company's directors and holders of Class B shares, voting as a separate class, are entitled to elect the remaining directors.

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(L) COMMON STOCK (CONTINUED):

4. Class B shares are convertible into Class A shares on the basis of one share of Class A shares for each share of Class B shares; Class A shares have no conversion rights. During the years ended August 31, 1997 and September 1, 1996 53,300 and 50 Class B shares, respectively, were converted to an equal number of Class A shares; no conversions took place during the year ended September 3, 1995.

(M) STOCK OPTIONS:

     Pursuant to an Incentive Program adopted on January 10, 1989, and amended on December 4, 1996 awards (as defined) may be granted to key employees and directors of the Company up to a maximum of 500,000 shares of the Company's Class A common stock.

     On January 10, 1989, options to purchase an aggregate of 150,000 shares of the Company's Class A common stock at $3 a share (fair market value at such date) were granted to three employees. The options are exercisable in four annual installments commencing January 10, 1995, and expire ten years from the date of grant.

     On March 1, 1994, an option to purchase 10,000 shares of the Company's Class A common stock at $9.50 a share (fair market value at such date) was granted to an employee. The option was cancelled upon the employee's termination of employment during the year ended September 3, 1995.

     On January 9, 1996, options to purchase an aggregate of 200,000 shares of the Company's Class A common stock at $4.625 a share, (fair market value at such date), were granted to two employees. The options are exercisable in four annual installments commencing January 9, 1997 and expire ten years from the date of the grant.

     On January 9, 1996, options to purchase 5,000 shares of the Company's Class A stock at $4.625 (fair market value at such date) were granted to two outside directors. The options become exercisable one year from the date of grant and terminate the sooner of five years, or two years after a director's termination.

     On September 2, 1996, additional options to purchase 5,000 shares of the Company's Class A common stock at $6.625 (fair market value at such date) were granted to the above outside directors.

     On January 14, 1997, the Company granted an option to the Chairman of the Board of Directors to purchase an aggregate of 70,000 shares of the Company's Class A common stock at $7.0125 a share (110% of the fair market value on such date). This option is exercisable in five annual installments commencing January 14, 1998, and expires five years from the date of grant. The Chairman was also granted an option to purchase 30,000 shares of the Company's Class A common stock at $6.375 (fair market at such date). The option is exercisable in five annual installments commencing January 14, 1998 and expires ten years from the date of grant.

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(M) STOCK OPTIONS CONTINUED:

The following table reflects activity under the plan:


                                                         Options  Outstanding
                                                    ----------------------------
                                      Shares
                                     Available      Number of
                                     For Grant        Shares          Amount
                                    --------------------------------------------
At August 29, 1993                  350,000           150,000       $   450,000
      Granted                       (10,000)           10,000            95,000
      Exercised (1)                                   (37,500)         (112,500)
                                   ---------------------------------------------
At August 28, 1994                  340,000           122,500           432,500
      Cancelled                      10,000           (10,000)          (95,000)
      Exercised (1)                                   (12,500)          (37,500)
                                   ---------------------------------------------
At September 3, 1995                350,000           100,000           300,000
      Granted                      (205,000)          205,000           948,125
      Exercised (1)                                   (41,295)         (123,885)
      Cancelled                       2,455            (2,455)           (7,365)
                                   ---------------------------------------------
At September 1, 1996                147,455           261,250         1,116,875
      Granted                      (105,000)          105,000           715,250
      Exercised (1)                                    (8,750)          (30,313)
                                   ---------------------------------------------
At August 31, 1997                   42,455           357,500       $ 1,801,812


(1) The excess of the exercise price over the par value of the Class A common stock issued has been credited to additional paid-in capital as follows:

       Year end                                     Amount
       ---------                                 ----------
       August 31, 1997                           $   25,938
       September 1, 1996                         $  103,238
       September 3, 1995                         $   31,250
       August 28, 1994                           $   93,750


     The Company accounts for equity-based awards granted to employees and directors under APB Opinion No. 25 under which no compensation cost has been recognized for stock options granted at fair market value. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net earnings and net earnings per share would have decreased to the following pro forma amounts:

                                                          Year Ended             Year Ended
                                                        August 31, 1997       September 1, 1996
                                                        ----------------------------------------
       Net earnings:         As Reported                    $3,358,725             $937,918
                             Pro Forma                      $3,285,025             $890,718

       EPS                   As Reported                        $  .92               $  .26
                             Pro Forma                          $  .90               $  .25


       The SFAS No. 123 method of accounting has not been applied to options granted prior to September 3, 1995. The resulting pro forma compensation expense may not be indicative of pro forma expense in future years.

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(M) STOCK OPTIONS (CONTINUED):

     The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                     1997
       Risk-Free Interest Rates                                     6.00%
       Expected Lives                                             6 years
       Expected Volatility                                         38.00%
       Expected Dividend Yields                                     0.00%

     For options granted at an exercise price equal to fair market value, the weighted average fair value of such options is $4.86 and the weighted average of the exercise price of such options is $3.57.

     For an option granted during fiscal 1997 at an exercise price greater than fair market value, the fair value of such option is $6.38 and the exercise price is $4.92.

     The following table summarizes information about stock options outstanding at August 31, 1997:

                             Options Outstanding                                       Options Exercisable
       -----------------------------------------------------------------------------------------------------------------------------
                          Number             Weighted Average     Weighted Average           Number          Weighted Average
       Exercise       Outstanding at           Remaining               Exercise          Exercisable at           Exercise
       Price         August 31, 1997        Contractual Life            Price           August 31, 1997             Price
       ----------------------------------------------------------------------------------------------------------------------------
        $3.0000          50,000                    2.0                 $3.0000               50,000               $3.0000
        $4.6250         202,500                    9.0                 $4.6250               42,500               $4.6250
        $6.6250           5,000                    4.0                 $6.6250                5,000               $6.6250
        $6.3750          30,000                    9.0                 $6.3750                   --               $6.3750
        $7.0125          70,000                    4.0                 $7.0125                   --               $7.0125
                    -----------                                                        ------------
                        357,500                                                              97,500
                    ===========                                                        =============

(N) CHINO, CALIFORNIA FACILITY:

     In February 1994, the Company sold its Chino, California machinery and equipment for $2,000,000 cash and recognized a gain before income taxes of $1,420,606 on its statement of operations for the year ended August 28, 1994. The Company also leased the land and building for a five year period at an annual net rental of $297,000. The lessee was also granted the option to purchase the land and building during the lease period for $2,900,000.

(O) ACQUISITION OF KAT-EM INTERNATIONAL, INC:

     On April 18, 1994, the Company purchased all of the capital stock of Kat-Em International, Inc. (Kat-Em), an importer of printed and solid finished fabrics used in the apparel industry.

     During 1996, the Company decided to wind down the Kat-Em operations and in August 1996, Kat-Em was merged into Concord Fabrics Inc.

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(P) PLANT SHUT-DOWN COSTS:

     The Company decided to dispose of its Washington, Georgia dyeing and finishing plant and is actively searching for a buyer; manufacturing operations ceased October 6, 1995. The loss of $1,100,000 (before income tax benefit of $440,000) reflected on the statement of operations and retained earnings for the fiscal year ended September 3, 1995 comprises estimated expenses during the disposition period. The Company estimates that the net proceeds of sale will approximate the facility's depreciated cost. During fiscal 1997 the Company repaired the facility's roof at a cost of $130,000 which was charged to operations.

(Q) SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS:



                                      AUGUST 31,          September 1,         September 3,
Year Ended                               1997                 1996                 1995
------------------------------------------------------------------------------------------
Cash paid (refunded) for:

       Interest                       $1,862,000           $1,984,000           $2,803,000
       Income taxes                    1,671,000           (1,229,000)           1,463,000

(R) CONCENTRATION OF CREDIT RISK:

1. Cash in banks, based on bank statement balances, exceeded federally insured limits by approximately $2,675,000 and $1,600,000 at August 31, 1997 and September 1, 1996, respectively. The Company's investment in commercial paper at August 31, 1997 and September 1, 1996 were with financial institutions.

2. Accounts receivable from manufacturers and retailers aggregated approximately $14,604,000 and $8,059,000 at August 31, 1997, and $17,303,000 and
$9,611,000 at September 1, 1996, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.

3. Accounts receivable at September 1, 1996 includes $1,793,000 of due from factors.

4. No customer accounted for more than 10% of sales however, five customers accounted for approximately 18% and 14% of sales for the years ended August 31, 1997, and September 1, 1996, respectively.

(S) FAIR VALUES OF FINANCIAL INSTRUMENTS:

     The Company's financial instruments consist of cash, temporary investments and debt. The following summarizes the methods used to estimate the fair market value of these financial instruments.

     The carrying values of cash and temporary investments approximate their fair values due to their short-term maturities.

                              CONCORD FABRICS INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(S) FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED):

     The carrying value of the $20,000,000 notes payable at August 31, 1997 approximates fair value based on their future cash flows discounted at a current rate for debt with similar terms and maturity.

     At August 31, 1997, letters of credit amounting to approximately $260,000 relating to purchase commitments issued to foreign suppliers were outstanding. At September 1, 1996 there were no letters of credit outstanding.

CONCORD FABRICS INC. AND SUBSIDIARIES

VALUATIONS AND QUALIFYING ACCOUNTS

SCHEDULE II


      COLUMN A         COLUMN B       COLUMN C       COLUMN D       COLUMN E

                      BALANCE AT      ADDITIONS
                      BEGINNING      CHARGED TO                    BALANCE AT
    DESCRIPTION         OF YEAR      OPERATIONS     DEDUCTIONS*    END OF YEAR
    -----------       ----------     -----------    -----------   -------------
Estimated doubtful accounts:

Year ended
     September 3, 1995  $2,175,000       $633,000     $1,583,000     $1,225,000

Year ended
     September 1, 1996  $1,225,000     $1,070,000       $685,000     $1,610,000

Year ended
     August 31, 1997    $1,610,000       $901,000     $1,161,000     $1,350,000

*Deductions from estimated doubtful accounts represent accounts written off, net of recoveries of accounts written off in prior years.




        The accompanying notes to the consolidated financial statements are an integral part of these statements.

Item 9. Disagreements on Accounting and Financial Disclosure.

        Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

        This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 13, 1998, to be filed pursuant to Section 14 of the Exchange Act within 120 days after the end of Registrant's 1997 fiscal year.

Item 11. Executive Compensation.

        This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 13, 1998, to be filed pursuant to Section 14 of the Exchange Act within 120 days after the end of Registrant's 1997 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners of Management.

        This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 13, 1998, to be filed pursuant to Section 14 of the Exchange Act within 120 days after the end of Registrant's 1997 fiscal year.

Item 13. Certain Relationships and Related Transactions.

        This information is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 13, 1998, to be filed pursuant to Section 14 of the Exchange Act within 120 days after the end of Registrant's 1997 fiscal year.

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

        *10.3 Deferred Compensation Agreement dated June 14, 1977, as amended on February 5, 1986 between Registrant and Martin Wolfson incorporated by

--------
                                       41
reference to exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1986.

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

        22 Subsidiaries of the Registrant: Concord FSC Inc.and Trilogy Fabrics Inc.
(b)* A report on Form 8-K was filed by Registrant on December 6, 1996 and is incorporated by reference herein.

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

Dated: November 18, 1997                                CONCORD FABRICS INC.

                                                    By  /s/ Earl Kramer
                                                        ----------------------
                                                        Earl Kramer
                                                        President and Director

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                  TITLE                              DATE
/s/ Earl Kramer            Director, President                November 18, 1997
-------------------        (Principal Executive
Earl Kramer                Officer)


/s/ Martin Wolfson         Director, Senior Vice              November 18, 1997
-------------------        President, Treasurer
Martin Wolfson             (Principal Financial Officer)

/s/ Jeffrey Cohen          Controller (Principal              November 18, 1997
-------------------        Accounting Officer)
Jeffrey Cohen


/s/ Alvin Weinstein        Director, Chairman of              November 18, 1997
-------------------        the Board
Alvin Weinstein


/s/ David Weinstein        Director, President of             November 18, 1997
-------------------        Concord House Division
David Weinstein

_____________________      Director                           November 18, 1997
George Gleitman

_____________________      Director                           November 18, 1997
Fred Heller

_____________________      Director                           November 18, 1997
Richard Solar

                                       44