Form 10-K405/A
period 1997-08-31
CONCORD FABRICS INC
filed 1997-12-23
CIK 23249

                                                          EXHIBIT INDEX APPEARS
                                                                      ON PAGE 2

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                                COMMISSION FILE NUMBER

     AUGUST 31, 1997                                              I-5960

                              CONCORD FABRICS INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                    13-5673758
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

1359 BROADWAY, NEW YORK, NEW YORK                           10018
---------------------------------                      ----------------
(ADDRESS OF PRINCIPAL EXECUTIVE                           (ZIP CODE)
OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE        (212) 760-0300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                 ON WHICH REGISTERED
----------------------------------                       -------------------
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

                                                        YES   X        NO
                                                             ---         ---
       INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

                                                        YES            NO   X
                                                           ---           ---
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

       22.1 Subsidiaries of the Registrant: Concord FSC Inc.and Trilogy Fabrics Inc.
       23.1  Consent of Arthur Andersen LLP.

       23.2  Consent of Eisner & Lubin LLP.

(b)* A report on Form 8-K was filed by Registrant on December 6,1996 and is incorporated by reference herein.

------------------------
       *Document is available at Public Reference Section of the Securities and Exchange Commission, Commission File No. 1-5960

       .

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



 Dated: December 23, 1997                        CONCORD FABRICS INC.
                                                 By:  /s/ Earl Kramer
                                                    ---------------------
                                                      Earl Kramer
                                                      President and Director

       Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                            TITLE                                      DATE
   /s/ Earl Kramer                   Director, President                        December 23, 1997
--------------------------------    (Principal Executive
Earl Kramer                          Officer)

   /s/ Martin Wolfson                Director, Senior Vice                      December 23, 1997
-----------------------------        President, Treasurer
Martin Wolfson                       (Principal Financial Officer)


   /s/ Jeffrey Cohen                 Controller (Principal                      December 23, 1997
-------------------------------      Accounting Officer)
Jeffrey Cohen



   /s/ Alvin Weinstein               Director, Chairman of                      December 23, 1997
-----------------------------        the Board
Alvin Weinstein



   /s/ David Weinstein               Director, President of                     December 23, 1997
----------------------------         Concord House Division
David Weinstein

_____________________                Director                                   December 23, 1997
George Gleitman

_____________________                Director                                   December 23, 1997
Fred Heller

   /s/ Richard Solar                 Director                                   December 23, 1997
--------------------
Richard Solar

                                  EXHIBIT INDEX

Item           Description
----           -----------

23.1           Consent of Arthur Andersen LLP

23.2           Consent of Eisner & Lubin LLP



--------