Form 10-Q
period 1997-11-30
CONCORD FABRICS INC
filed 1998-01-09
CIK 23249

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED   November 30, 1997  COMMISSION FILE NUMBER 1-5960



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


2,216,356 shares of Registrant's Class A Common Stock, par value $.50 per share and 1,448,751 shares of Registrant's Class B Common Stock, par value $.50 per share were outstanding as of January 6, 1998.
                                                               1 of 13
                  CONCORD FABRICS INC. AND SUBSIDIARIES

                      QUARTERLY REPORT ON FORM 10-Q

                 FOR THE QUARTER ENDED NOVEMBER 30, 1997



                               INDEX                     Page Number

PART I.        Financial Information

     Item 1.   Financial Statements

               Consolidated Statements of Income -
               Thirteen Weeks Ended November 30, 1997
               (Unaudited) and December 1, 1996 (Unaudited)         3

               Consolidated Balance Sheets - November 30, 1997
               (Unaudited), and August 31, 1997 (Derived
               from Audited Financial Statements) and
               December 1, 1996 (Unaudited)                       4-5

               Consolidated Statements of Cash Flows -
               Thirteen Weeks Ended November 30, 1997
               (Unaudited) and December 1, 1996 (Unaudited)         6

               Notes to Consolidated Financial Statements
               (Unaudited)                                       7-10

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                          11

Part II.       Other Information

     Item 6.   Exhibits and Reports on Form 8-K                    12

               Signature Page                                      13
















                                                              2 of 13

Item 1. Financial Statements
        --------------------

                     CONCORD FABRICS INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                   (Note A)


                                            For the Thirteen Weeks Ended
                                            ----------------------------
                                            November 30,    December 1,
                                                1997            1996
                                            ------------    ------------
Net Sales ................................. $24,750,402     $27,048,240
                                            -----------     -----------
Cost of Sales .............................  17,081,341      18,949,596
Merchandising Expenses ....................   1,872,485       1,883,723
Selling and Shipping Expenses .............   1,892,306       2,560,296
General and Administrative Expenses .......   2,399,635       2,421,408
Interest Expense (Net) ....................     174,041         301,418
                                            -----------     -----------
      Total ............................... $23,419,808     $26,116,441
                                            -----------     -----------

Earnings before income taxes ..............   1,330,594         931,799

Income tax provision ......................     535,000         389,000
                                            -----------     -----------

Net Earnings .............................. $   795,594     $   542,799
                                            ===========     ===========

Net Earnings per Common Share .............        $.22            $.15
                                            ===========     ===========
Weighted average number of shares used in
   computing earnings per Common Share ....   3,665,107       3,656,357
                                            ===========     ===========

Dividend per Common Share .................     NONE            NONE
                                            ===========     ===========






The attached notes are made a part hereof.



                                                               3 of 13

                      CONCORD FABRICS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                    (Note A)

                                                   August 31,
                                                      1997
                                                  (Derived from
                                   November 30,      Audited       December 1,
                                       1997         Financial          1996
A S S E T S                        (Unaudited)     Statements)     (Unaudited)
-----------                        ------------    ------------    ------------

Current Assets:
   Cash and cash equivalents ..... $11,734,313     $ 7,381,044     $11,858,828

   Held to maturity investments (at
      cost plus accrued interest)   10,854,833      13,522,758         966,095

   Prepaid and refundable income
      taxes ......................     255,000         255,000         430,848

   Accounts receivable (less
      allowance for doubtful accounts
      of $1,501,000 on November 30,
      1997, $1,350,000 on August 31,
      1997, and $1,715,000 on
      December 1, 1996) ..........  18,605,931      21,311,977      21,616,295

   Inventories (Note B) ..........  17,168,452      12,903,902      19,108,381

   Prepaid expenses and other
     current assets ..............   1,025,406       1,416,839       1,261,754

   Deferred income taxes .........   1,666,000       1,773,000       2,102,000
                                   -----------     -----------     -----------
   Total Current Assets .......... $61,309,935     $58,564,520     $57,344,201

Property, plant and equipment
   (at cost, less accumulated
   depreciation and amortization of
   $6,745,539 on November 30,
   1997, $6,400,169 on August 31,
   1997, and $5,815,089 on
   December 1, 1996) .............   7,371,463       7,438,260       8,099,097

Property and plant leased to others  1,851,172       1,889,212       2,003,332

Property, plant, & equipment held for sale -
   at estimated disposal value
   (Note I) ......................   1,904,434       1,936,969       2,116,158
Other assets .....................   2,950,057       3,205,145       2,281,928
                                   -----------     -----------     -----------
      T O T A L .................. $75,387,061     $73,034,106     $71,844,716
                                   ===========     ===========     ===========
The attached notes are made a part hereof.
                                                                        4 of 13

                      CONCORD FABRICS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                    (Note A)

                                                   August 31,
                                                      1997
                                                  (Derived from
                                   November 30,      Audited       December 1,
                                       1997         Financial          1996
L I A B I L I T I E S              (Unaudited)     Statements)     (Unaudited)
---------------------              ------------    ------------    ------------
Current Liabilities:
   Accounts payable .............. $ 5,995,428     $ 4,293,207     $ 5,541,260
   Accrued expenses and taxes ....   2,883,627       3,478,487       3,542,283
   Income taxes payable ..........     432,000         -0-             339,000
                                   ------------    ------------    ------------
   Total Current Liabilities ..... $ 9,311,055     $ 7,771,694     $ 9,422,543

Notes payable - insurance
   company (Note D) ..............  20,000,000      20,000,000      20,000,000

Deferred income taxes ............     550,000         550,000         601,000

Other liabilities ................     502,249         484,249         439,249
                                   ------------    ------------    ------------
   Total Liabilities ............. $30,363,304     $28,805,943     $30,462,792
Commitments and contingencies      ------------    ------------    ------------
   (Note B)

S T O C K H O L D E R S '  E Q U I T Y
--------------------------------------
Common stock: (Notes E & F)
   Class A - $.50 par value
      authorized 4,000,000 shares,
      issued 2,216,356 shares at
      November 30, 1997, 2,209,006
      shares August 31, 1997
      and 2,146,956 shares at
      December 1, 1996 ...........   1,108,178       1,104,503       1,073,478
   Class B - $.50 par value
      authorized 4,000,000 shares,
      issued 1,448,751 shares at
      November 30, 1997, 1,456,101
      shares at August 31, 1997
      and 1,509,401 shares at
      December 1, 1996 ...........     724,376         728,051         754,701
Additional paid-in capital .......   9,192,061       9,192,061       9,166,123
Retained earnings ................  33,999,142      33,203,548      30,387,622
                                   -----------     -----------     -----------
   Total Stockholders' Equity .... $45,023,757     $44,228,163     $41,381,924
                                   -----------     -----------     -----------
      T O T A L .................. $75,387,061     $73,034,106     $71,844,716
                                   ===========     ===========     ===========

The attached notes are made a part hereof.
                                                                       5 of 13

                      CONCORD FABRICS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                    (Note A)

                                                         For the Thirteen Weeks Ended
                                                       --------------------------------
                                                       November 30,        December 1,
                                                           1997                1996
                                                       ------------        ------------
Cash flows from operating activities:
   Net earnings ....................................   $   795,594         $   542,799
      Adjustments to reconcile net earnings to net
        cash provided by operating activities:
         Depreciation and amortization .............       383,410             428,563
         Deferred income taxes .....................       107,000              87,000
         Provision for doubtful accounts ...........       148,649             155,100

         Changes in assets:
            Decrease (increase) in:
               Accounts receivable .................     2,557,397           5,325,711
               Inventories .........................    (4,264,550)         (1,785,202)
               Prepaid and refundable income taxes .       -0-                  (7,648)
               Prepaid expenses and other
                 current assets ....................       391,433             358,565
               Other assets ........................       255,088             174,830
         Changes in liabilities:
            Increase (decrease) in:
               Accounts payable ....................     1,702,221          (1,391,217)
               Accrued expenses and taxes ..........      (594,860)           (825,748)
               Income taxes payable ................       432,000             339,000
               Other liabilities ...................        18,000              15,000
                                                       ------------        ------------
   Net cash provided by operating activities .......     1,931,382           3,416,753
                                                       ------------        ------------
Cash flows from investing activity:
   Proceeds from sales of held to maturity
      securities ...................................     4,667,925             -0-
   Purchases of held to maturity securities ........    (2,000,000)           (966,095)
   Purchases of property, plant, and equipment .....      (278,573)           (372,580)
   Proceeds from sale of machinery and equipment ...        32,535              37,726
                                                       ------------        ------------
   Net cash provided by (used in) investing activities   2,421,887          (1,300,949)

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........     4,353,269           2,115,804
                                                       ------------        ------------
Cash and cash equivalents - beginning of period ....     7,381,044           9,743,024
                                                       ------------        ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD ..........   $11,734,313         $11,858,828
                                                       ============        ============
Supplemental Information:
Cash Paid for:
     Interest ......................................       931,000             931,000
     Income taxes ..................................         3,000               6,000

The attached notes are made a part hereof.
                                                                      6 of 13
                     CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                            AS AT NOVEMBER 30, 1997

                                  (Unaudited)


Note A

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended November 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in Registrant's annual report to shareholders and Form 10-K for the fiscal year ended August 31, 1997.

Note B - Inventories:

Inventories are summarized by as follows:

                       November 30,      August 31,     December 1,
                           1997             1997            1996
                       ------------     -----------     ------------
Finished goods......... $ 9,270,180     $ 8,164,772      $12,343,451
Work-in-process........   3,735,099       2,527,339        2,848,509
Greige goods and yarn..   4,163,173       2,211,791        3,916,421
                       ------------     -----------     ------------
   Total............... $17,168,452     $12,903,902      $19,108,381
                       ============     ===========     ============

The foregoing inventory amounts at November 30, 1997 and December 1, 1996 were derived from perpetual inventory records maintained by Registrant.

At November 30, 1997, Registrant had outstanding commitments to purchase greige goods aggregating $8,600,000.

Note C - Notes Payable - Banks:

At November 30, 1997, Registrant was free of bank debt and had total unused bank lines of credit aggregating $20,000,000.

Note D - Notes Payable - Insurance Company:

On November 30, 1994, the Registrant obtained a $20,000,000 loan from John Hancock Mutual Life Insurance Company. This unsecured loan bears interest at 9.31% a per annum and is repayable in seven equal annual installments commencing on November 30, 1998.

                                                             7 of 13

                     CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                            AS AT NOVEMBER 30, 1997

                                  (Unaudited)


                                                           Continued

The loan agreement requires maintenance of certain financial ratios and maintenance of tangible net worth of approximately $38,713,000. The agreement also prohibits the pledging of assets and restricts dividends and redemptions of capital stock to $3,000,000 plus 50% of net earnings subsequent to August 28, 1994; the cumulative amount available for such payments aggregated approximately $4,772,000 at November 30, 1997.

Note E - Common Stock:

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

Note F - Stock Options:

Pursuant to an Incentive Program adopted on January 10, 1989, and amended on December 4, 1996 awards (as defined) may be granted to key employees and directors of the Registrant up to a maximum of 500,000 shares of the Registrant's Class A common stock.

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




                                                               8 of 13

                     CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                            AS AT NOVEMBER 30, 1997

                                  (Unaudited)

                                                           Continued

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

There was no option activity for the thirteen weeks ended November 30, 1997.

The Registrant accounts for equity - based awards granted to employees and directors under APB Opinion No. 25 under which no compensation cost has been recognized for stock options granted at fair market value. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the decrease in Registrant's net earnings and net earnings per share would have not been material.

Note G - Earnings Per Share:

Earnings per share is computed using weighted average number of common shares outstanding and, where applicable, common equivalent shares issuable upon exercise of stock options to the extent they are dilutive under the treasury stock method.

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

                                                                  9 of 13

                     CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                            AS AT NOVEMBER 30, 1997

                                  (Unaudited)
                                                           Continued


Diluted EPS includes the effect of potential dilution from the exercise of outstanding dilutive stock options and warrants into common stock using the treasury stock method. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier adoption is not permitted. The Registrant does not expect the adoption of this statement to have a material effect on earnings or earnings per share.

Note H - Chino, California Facility:

In February 1994, the Registrant leased the land and building at the Chino, California facility for a five year period at an annual net rental of $297,000; the lessee was also granted the option to purchase the land and building during the lease period for $2,900,000.

Note I - Property, Plant and Equipment Held for Sale:

In the fourth quarter of fiscal 1995 Registrant decided to dispose of its Washington, Georgia dyeing and finishing plant and has been actively searching for a buyer; manufacturing operations ceased October 6, 1995. Registrant estimates that the net proceeds, from the sale of the facility will approximate the facility's net book value.
























                                                                 10 of 13

                     CONCORD FABRICS INC. AND SUBSIDIARIES

                               NOVEMBER 30, 1997

Item 2..........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OPERATIONS - Thirteen Weeks Ended November 30, 1997 Compared With Thirteen Weeks Ended December 1, 1996.

Fabric sales decreased by 8.5%. This resulted from a 4.2% decline in yards sold and a 4.5% decline in average selling prices.

Gross profit margin increased from 29.9% in the prior period to 31% in the current period primarily due to improved plant performance and the wider distribution of knitted fabrics. However, gross profit declined approximately 5% because the net sales decline more than offset the improvement in gross profit percentage.

Selling and shipping expenses declined by 26.1% or approximately $668,000. Reduced sales in Registrant's current business lines resulted in a $321,000 reduction in selling and shipping expenses. The balance of the reduction was primarily due to the phasing out of sales of woven fabrics to womens apparel manufacturers. Future quarterly comparisons to prior year results will not benefit substantially from the latter expense reductions. In the current period selling and shipping expenses were 7.6% of sales; in the prior year's period they were 9.5% of sales.

Interest expense declined by 42.3% as Registrant generated cash flow from its reduction in business activity and received interest income from the cash invested in marketable securities.

Earnings before income taxes for the first thirteen weeks of fiscal 1998 were $1,331,000 compared with $932,000 for the first thirteen weeks of fiscal 1997. Net earnings were $796,000 for 1998 and $543,000 for 1997. The improvement in earnings was principally due to the reduction in selling and shipping expenses resulting from the phasing out of sales of woven fabrics to women's apparel manufacturers and to a lesser extent to reduced net interest expense.

LIQUIDITY AND CAPITAL RESOURCES

During the first thirteen weeks of fiscal 1998, Registrant's operations provided $1,931,000 cash. $279,000 was used to acquire machinery and equipment. Cash increased by $4,353,000 during the period. $2,668,000 of held to maturity securities matured. Working capital increased by $1,206,000 for the thirteen weeks ended November 30, 1997. Registrant's improved liquidity is attributable to the reduction in accounts receivable and inventory. Registrant expects its lines of credit and cash flow from operations to be adequate to finance operations and meet its cash requirements for fiscal 1998.




                                                                 11 of 13
                     CONCORD FABRICS INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                    PART II




                    Item 6. Exhibits and reports on Form 8-K

                         (a)  Exhibits - None

                         (b)  No report on Form 8-K was filed by
                              Registrant during the thirteen
                              weeks ended November 30, 1997.







































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


                                       CONCORD FABRICS INC.
                                       ---------------------------------
                                       Registrant




Date: January 9, 1998                  By /s/ Earl Kramer
                                       Earl Kramer
                                       President and Chief Executive
                                       Officer





Date: January 9, 1998                  By /s/ Martin Wolfson
                                       Martin Wolfson
                                       Senior Vice President-Treasurer
                                       Chief Financial Officer





















                                                              13 of 13