Form 10-Q
period 1998-03-01
CONCORD FABRICS INC
filed 1998-04-08
CIK 23249

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED     March 1, 1998    COMMISSION FILE NUMBER 1-5960



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


2,236,356 shares of Registrant's Class A Common Stock, par value $.50 per share and 1,448,751 shares of Registrant's Class B Common Stock, par value $.50 per share were outstanding as of March 31, 1998.

                                                               1 of 16

                  CONCORD FABRICS INC. AND SUBSIDIARIES

                      QUARTERLY REPORT ON FORM 10-Q

                   FOR THE QUARTER ENDED MARCH 1, 1998



                               INDEX                      Page Number

PART I.        Financial Information

     Item 1.   Financial Statements

               Consolidated Statements of Income -
               Twenty-Six Weeks Ended March 1, 1998
               (Unaudited) and March 2, 1997 (Unaudited)            3

               Consolidated Statements of Changes in
               Stockholders' Equity (Unaudited for the period
               August 31, 1997 to March 1, 1998)                    4

               Consolidated Balance Sheets - March 1, 1998
               (Unaudited), and August 31, 1997 (Derived
               from Audited Financial Statements) and
               March 2, 1997 (Unaudited)                          5-6

               Consolidated Statements of Cash Flows -
               Twenty-Six Weeks Ended March 1, 1998
               (Unaudited) and March 2, 1997 (Unaudited)          7-8

               Notes to Consolidated Financial Statements
               (Unaudited)                                       9-12

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                       13-14

Part II.       Other Information

     Item 6.   Exhibits and Reports on Form 8-K                    15

               Signature Page                                      16









                                                              2 of 16


Item 1. Financial Statements
        --------------------

                             CONCORD FABRICS INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF INCOME

                                       (Unaudited)

                                        (Note A)


                              For the Twenty-Six Weeks Ended  For the Thirteen Weeks Ended
                              ------------------------------  -----------------------------
                                  March 1,        March 2,       March 1,       March 2,
                                    1998            1997           1998           1997
                                 -----------     -----------    -----------    -----------
Net Sales .....................  $50,845,249     $52,873,255    $26,094,847    $25,825,015
                                 -----------     -----------    -----------    -----------
Cost of Sales .................   35,060,890      36,992,337     17,979,549     18,042,741
Merchandising Expenses ........    3,782,591       3,605,836      1,910,106      1,722,113
Selling and Shipping Expenses .    3,853,571       4,786,549      1,961,265      2,226,253
General and Administrative
   Expenses ...................    4,914,938       4,908,226      2,515,303      2,486,818
Interest Expense (Net) ........      353,155         590,736        179,114        289,318
                                 ------------    ------------   -----------    ------------
      Total ...................  $47,965,145     $50,883,684    $24,545,337    $24,767,243
                                 ------------    ------------   -----------    ------------

Earnings before income taxes ..    2,880,104       1,989,571      1,549,510      1,057,772

Income tax provision ..........    1,160,000         829,000        625,000        440,000
                                 -----------     -----------    -----------    -----------

Net Earnings ..................  $ 1,720,104     $ 1,160,571    $   924,510    $   617,772
                                 ===========     ===========    ===========    ===========

Basic Earnings Per Share ......         $.47            $.32           $.25           $.17
                                 ===========     ===========    ===========    ===========

Diluted Earnings Per Share ....         $.45            $.31           $.24           $.17
                                 ===========     ===========    ===========    ===========
Weighted average shares used in
   computing basic earnings per
   share ......................    3,665,107       3,658,074      3,665,107      3,659,791
                                 ===========     ===========    ===========    ===========
Weighted average shares used in
   computing diluted earnings
   per share ..................    3,808,259       3,732,874      3,820,079      3,740,728
                                 ===========     ===========    ===========    ===========

Dividend per Common Share .....      NONE            NONE           NONE           NONE
                                 ===========     ===========    ===========    ===========


The attached notes are made a part hereof.

                                                                                   3 of 16




                                    CONCORD FABRICS INC.

                             CONSOLIDATED STATEMENTS OF CHANGES

                                  IN STOCKHOLDERS' EQUITY



                  Class A Common Stock  Class B Common Stock Additional Retained  Total
                    Number     Dollar    Number     Dollar    Paid-in   Earnings  Stockhold-
                   of Shares   Value    of Shares   Value     Capital             ers' Equity
                   -------------------- ------------------ ---------- ----------- -----------
September 1, 1996  2,146,956 $1,073,478 1,509,401 $754,701 $9,166,123 $29,844,823 $40,839,125

Net Earnings                                                            3,358,725   3,358,725

Conversion from
   Class B shares
   to Class A
   shares             53,300     26,650   (53,300) (26,650)

Exercise of stock
   options             8,750      4,375                        25,938                  30,313
                   -------------------- ------------------ ---------- ----------- -----------
August 31, 1997    2,209,006  1,104,503 1,456,101  728,051  9,192,061  33,203,548  44,228,163

Net Earnings                                                            1,720,104   1,720,104

Conversion from
   Class B shares
   to Class A
   shares              7,350      3,675    (7,350)  (3,675)
                   -------------------- ------------------ ---------- ----------- -----------
March 1, 1998      2,216,356 $1,108,178 1,448,751 $724,376 $9,192,061 $34,923,652 $45,948,267
                   ==================== ================== ========== =========== ===========

The data reflecting Changes in Stockholders' Equity for the period August 31, 1997 to March
1, 1998 is unaudited.








The attached notes are made a part hereof.









                                                                                4 of 16
/TABLE

             CONCORD FABRICS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     (Note A)

                                                   August 31,
                                                      1997
                                                  (Derived from
                                     March 1,        Audited         March 2,
                                       1998         Financial          1997
A S S E T S                        (Unaudited)     Statements)     (Unaudited)
-----------                        ------------    ------------    ------------

Current Assets:
   Cash and cash equivalents ..... $ 8,442,437     $ 7,381,044     $ 9,970,492

   Held to maturity investments
      (at cost) ..................  14,043,354      13,522,758       5,854,541

   Accounts receivable (less
      allowance for doubtful accounts
      of $1,651,000 on March 1,
      1998, $1,350,000 on August 31,
      1997, and $1,851,000 on
      March 2, 1997) .............  19,091,254      21,311,977      20,147,173

   Inventories (Note B) ..........  16,005,692      12,903,902      17,775,752

   Prepaid and refundable income
      taxes ......................     255,000         255,000         528,848

   Prepaid expenses and other
     current assets ..............   1,444,421       1,416,839       1,174,608

   Deferred income taxes .........   1,542,000       1,773,000       1,992,000
                                   ------------    -----------     -----------
   Total Current Assets .......... $60,824,158     $58,564,520     $57,443,414

Property, plant and equipment
   (at cost, less accumulated
   depreciation and amortization of
   $7,221,667 on March 1,
   1998, $6,400,169 on August 31,
   1997, and $6,139,319 on
   March 2, 1997) ................   8,131,678       7,438,260       7,915,527

Property and plant leased to others  1,813,132       1,889,212       1,965,292
Property, plant, & equipment held for
   sale - at estimated disposal value
   (Note I) ......................   1,902,059       1,936,969       2,065,718
Other assets .....................   2,758,144       3,205,145       2,422,539
                                   -----------     -----------     -----------
      T O T A L .................. $75,429,171     $73,034,106     $71,812,490
                                   ===========     ===========     ===========
The attached notes are made a part hereof.                             5 of 16
                      CONCORD FABRICS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     (Note A)

                                                   August 31,
                                                      1997
                                                  (Derived from
                                     March 1,        Audited         March 2,
                                       1998         Financial          1997
L I A B I L I T I E S              (Unaudited)     Statements)     (Unaudited)
---------------------              ------------    ------------    ------------
Current Liabilities:
   Current portion of notes payable
      insurance company (Note D) . $ 2,850,000     $   -0-         $   -0-
   Accounts payable ..............   5,281,383       4,293,207       5,311,513
   Accrued expenses and taxes ....   2,820,272       3,478,487       3,041,719
   Income taxes payable ..........     309,000         -0-             374,000
                                   -----------     -----------     -----------
   Total Current Liabilities ..... $11,260,655     $ 7,771,694     $ 8,727,232

Notes payable - insurance
   company (Note D) ..............  17,150,000      20,000,000      20,000,000
Deferred income taxes ............     550,000         550,000         601,000
Other liabilities ................     520,249         484,249         454,249
                                   -----------     -----------     -----------
   Total Liabilities ............. $29,480,904     $28,805,943     $29,782,481
Commitments and contingencies      -----------     -----------     -----------
   (Note B)

S T O C K H O L D E R S '  E Q U I T Y
--------------------------------------
Common stock: (Notes E & F)
   Class A - $.50 par value
      authorized 4,000,000 shares,
      issued 2,216,356 shares at
      March 1, 1998, 2,209,006
      shares August 31, 1997
      and 2,155,706 shares at
      March 2, 1997 ..............   1,108,178       1,104,503       1,077,853
   Class B - $.50 par value
      authorized 4,000,000 shares,
      issued 1,448,751 shares at
      March 1, 1998, 1,456,101
      shares at August 31, 1997
      and 1,509,401 shares at
      March 2, 1997 ..............     724,376         728,051         754,701
Additional paid-in capital .......   9,192,061       9,192,061       9,192,061
Retained earnings ................  34,923,652      33,203,548      31,005,394
                                   -----------     -----------     -----------
   Total Stockholders' Equity .... $45,948,267     $44,228,163     $42,030,009
                                   -----------     -----------     -----------
      T O T A L .................. $75,429,171     $73,034,106     $71,812,490
                                   ===========     ===========     ===========
The attached notes are made a part hereof.                             6 of 16

                      CONCORD FABRICS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                    (Note A)

                                                        For the Twenty-Six Weeks Ended
                                                       --------------------------------
                                                         March 1,            March 2,
                                                           1998                1997
                                                        -----------         -----------
Cash flows from operating activities:
   Net earnings ....................................    $1,720,104          $1,160,571
      Adjustments to reconcile net earnings to net
        cash provided by operating activities:
         Depreciation and amortization .............       797,578             790,833
         Deferred income tax .......................       231,000             197,000
         Provision for doubtful accounts ...........       298,649             310,200

         Changes in assets:
            Decrease (increase) in:
               Accounts receivable .................     1,922,074           6,639,733
               Inventories .........................    (3,101,790)           (452,573)
               Prepaid and refundable income taxes .       -0-                (105,648)
               Prepaid expenses and other
                 current assets ....................       (27,582)            401,290
               Other assets ........................       447,001              34,219
         Changes in liabilities:
            Increase (decrease) in:
               Accounts payable ....................       988,176          (1,620,964)
               Accrued expenses and taxes ..........      (658,215)         (1,326,312)
               Income taxes payable ................       309,000             374,000
               Other liabilities ...................        36,000              30,000
                                                        -----------         -----------
   Net cash provided by operating activities .......     2,961,995           6,432,349
                                                        -----------         -----------
Cash flows from investing activity:
   Proceeds from sales of held to maturity
      securities ...................................     7,832,478           2,000,000
   Purchases of held to maturity securities ........    (8,353,074)         (7,810,120)
   Purchases of property, plant, and equipment .....    (1,414,916)           (513,240)
   Proceeds from sale of machinery and equipment ...        34,910              88,166
                                                        -----------         -----------
Net cash (used in) investing activities: ...........    (1,900,602)         (6,235,194)

Cash flows from financing activities:
   Issuance of common stock (stock options exercised)      -0-                  30,313
                                                        -----------         -----------
Net cash provided by financing activities ..........       -0-                  30,313

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........     1,061,393             227,468
                                                        -----------         -----------
Cash and cash equivalents - beginning of period ....     7,381,044           9,743,024
                                                        -----------         -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD ..........    $8,442,437          $9,970,492
                                                        ===========         ===========
The attached notes are made a part hereof.
                                                                       7 of 16

                      CONCORD FABRICS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     (Note A)

                                                                             Continued


                                                        For the Twenty-Six Weeks Ended
                                                       --------------------------------
                                                         March 1,            March 2,
                                                           1998                1997
                                                       ------------        ------------
Supplemental Information:
Cash Paid for:
     Interest ......................................       931,000             931,000
     Income taxes ..................................       750,500             399,000


































The attached notes are made a part hereof.




                                                                 8 of 16

                    CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                              AS AT MARCH 1, 1998

                                  (Unaudited)


Note A

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended March 1, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in Registrant's annual report to shareholders and Form 10-K for the fiscal year ended August 31, 1997.

Note B - Inventories:

Inventories are summarized by as follows:

                         March 1,        August 31,       March 2,
                           1998             1997            1997
                       ------------     -----------     ------------
Finished goods......... $ 8,109,402     $ 8,164,772      $ 9,729,035
Work-in-process........   2,545,014       2,527,339        1,611,718
Greige goods and yarn..   5,351,276       2,211,791        6,434,999
                       ------------     -----------     ------------
   Total............... $16,005,692     $12,903,902      $17,775,752
                       ============     ===========     ============

The foregoing inventory amounts at March 1, 1998 and March 2, 1997 were derived from perpetual inventory records maintained by Registrant.

At March 1, 1998, Registrant had outstanding commitments to purchase greige goods aggregating $5,100,000.

Note C - Notes Payable - Banks:

At March 1, 1998, Registrant was free of bank debt and had total unused bank lines of credit aggregating $20,000,000.

Note D - Notes Payable - Insurance Company:

On November 30, 1994, the Registrant obtained a $20,000,000 loan from John Hancock Mutual Life Insurance Company. This unsecured loan bears interest at 9.31% a per annum and is repayable in seven equal annual installments commencing on November 30, 1998.
                                                                   9 of 16


                     CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                              AS AT MARCH 1, 1998

                                  (Unaudited)


                                                           Continued

The loan agreement requires maintenance of certain financial ratios and maintenance of tangible net worth of approximately $39,175,000. The agreement also prohibits the pledging of assets and restricts dividends and redemptions of capital stock to $3,000,000 plus 50% of net earnings subsequent to August 28, 1994; the cumulative amount available for such payments aggregated approximately $5,234,000 at March 1, 1998.

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


                                                                10 of 16
                    CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                              AS AT MARCH 1, 1998

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

On January 13, 1998 options to purchase 7,500 shares of the Registrant's Class A common stock at $8.875 (fair market value at such date) were granted to three outside directors.

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

                                                                      11 of 16





                    CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                              AS AT MARCH 1, 1998

                                  (Unaudited)

                                                           Continued


Diluted EPS includes the effect of potential dilution from the exercise of outstanding dilutive stock options and warrants into common stock using the treasury stock method. SFAS No. 128 became effective for financial statements issued for periods ending after December 15, 1997. Prior year's financial statements have been restated to conform to this statement.

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






















                                                                 12 of 16

                     CONCORD FABRICS INC. AND SUBSIDIARIES

                                 MARCH 1, 1998

Item 2..........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OPERATIONS - Twenty-Six Weeks Ended March 1, 1998 Compared With Twenty-Six Weeks Ended March 2, 1997.

Fabric sales decreased by 3.8%. This resulted from a 3.3% decline in yards sold and a less than 1% decline in average selling price.

Gross profit margin increased from 30% in the prior period to 31% in the current period primarily due to improved plant performance and the wider distribution of knitted fabrics. Actual gross profit declined marginally as the increased gross margin percent almost offset the effect of the decline in sales.

Selling and shipping expenses declined by 19.5% or approximately $933,000. Reduced sales in Registrant's current business lines resulted in a $377,000 reduction in selling and shipping expenses. The balance of the reduction was primarily due to the phasing out of sales of woven fabrics to women's apparel manufacturers. Future quarterly comparisons to prior year results will not benefit substantially from the latter expense reductions. In the current period selling and shipping expenses were 7.6% of sales; in the prior year's period they were 9.1% of sales.

Interest expense (net) declined by 40.2% as Registrant generated cash flow from its reduction in business activity and earned interest income from cash invested in marketable securities.

Earnings before income taxes for the first twenty-six weeks of fiscal 1998 were $2,880,000 compared with $1,990,000 for the first twenty-six weeks of fiscal 1997. Net earnings were $1,720,000 for 1998 and $1,161,000 for 1997.
The improvement in earnings was principally due to the reduction in selling and shipping expenses resulting from the phasing out of sales of woven fabrics to women's apparel manufacturers and to a lesser extent to reduced net interest expense.

OPERATIONS - Thirteen Weeks Ended March 1, 1998 Compared With Thirteen Weeks Ended March 2, 1997.

Fabric sales increased by 1.0%. This resulted from a 3.4% increase in average selling price and a 2.3% decline in yards sold.

Gross profit margin increased from 30.1% in fiscal 1997 to 31.1% in fiscal 1998 primarily due to Registrant's elimination of its less profitable product lines and the implementation of its strategy to focus on the more profitable aspects of its business (Concord House and knitted fabrics).

                                                                      13 of 16
                     CONCORD FABRICS INC. AND SUBSIDIARIES

                                 MARCH 1, 1998

                                                           Continued

Item 2..........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Merchandising expenses increased by 10.9% as a result of higher design costs. Merchandising expenses were 7.3% of sales in the current period and 6.7% of sales in the prior year's period.

Selling and shipping expenses declined by 11.9% or approximately $265,000. The phasing out of sales of the woven fabrics to women's apparel manufacturers resulted in a $116,000 reduction in selling and shipping expenses. They were 7.5% of sales in the current period and 8.6% of sales in the prior year's period.

Interest expense (net) declined by 38.1% as Registrant generated cash flow from its planned reduction of business activity which stemmed from the elimination of unprofitable product ranges. Registrant generated interest income from cash invested in marketable securities.

Earnings before income taxes for the second quarter of fiscal 1998 were $1,550,000 compared with $1,058,000 for the second quarter of fiscal 1997. Net earnings were $925,000 for 1998 and $618,000 for 1997.

Future reporting periods may not compare as favorably as this quarter did when compared with 1997 operating results as the elimination of Registrant's less profitable product lines was virtually completed by the end of the second quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the first twenty-six weeks of fiscal 1998, Registrant's operations provided $2,962,000 cash. $1,415,000 was used to acquire fixed assets ($825,000 for plant and equipment at Registrant's Milledgeville, Georgia production facility and the balance for furniture, fixtures and leasehold improvements in Registrant's New York office). Cash increased by $1,061,000 during the period. $7,832,000 of held to maturity securities matured. Working capital declined by $1,229,000 for the twenty-six weeks ended March 1, 1998 as a result of the reclassification to current liabilities of $2,850,000, the first installment due November 30, 1998 on Registrant's notes payable. Registrant expects its lines of credit and cash flow from operations to be adequate to finance operations and meet its cash requirements for the balance of fiscal 1998.

Forward Looking Statements

This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and actual results could differ materially from those contemplated by such statements.
                                                                14 of 16
                     CONCORD FABRICS INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                    PART II




                    Item 6. Exhibits and reports on Form 8-K

                         (a)  Exhibits - None

                         (b)  No report on Form 8-K was filed by
                              Registrant during the twenty-six
                              weeks ended March 1, 1998.




































                                                                   15 of 16





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


                                       CONCORD FABRICS INC.
                                       ---------------------------------
                                       Registrant




Date: April 8, 1998                    By /s/ Earl Kramer
                                       Earl Kramer
                                       President and Chief Executive
                                       Officer





Date: April 8, 1998                    By /s/ Martin Wolfson
                                       Martin Wolfson
                                       Senior Vice President-Treasurer
                                       Chief Financial Officer















                                                              16 of 16