Form 10-Q
period 1998-05-31
CONCORD FABRICS INC
filed 1998-07-09
CIK 23249

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED      May 31, 1998    COMMISSION FILE NUMBER 1-5960



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


2,236,356 shares of Registrant's Class A Common Stock, par value $.50 per share and 1,448,751 shares of Registrant's Class B Common Stock, par value $.50 per share were outstanding as of June 25, 1998.

                                                               1 of 17
                  CONCORD FABRICS INC. AND SUBSIDIARIES

                      QUARTERLY REPORT ON FORM 10-Q

                   FOR THE QUARTER ENDED MAY 31, 1998



                               INDEX                      Page Number

PART I.        Financial Information

     Item 1.   Financial Statements

               Consolidated Statements of Income -
               Thirty-Nine Weeks Ended May 31, 1998
               (Unaudited) and June 1, 1997 (Unaudited)             3

               Consolidated Balance Sheets - May 31, 1998
               (Unaudited), August 31, 1997 (Derived
               from Audited Financial Statements) and
               June 1, 1997 (Unaudited)                           4-5

               Consolidated Statements of Changes in
               Stockholders' Equity (Unaudited for the period
               August 31, 1997 to May 31, 1998)                     6

               Consolidated Statements of Cash Flows -
               Thirty-Nine Weeks Ended May 31, 1998
               (Unaudited) and June 1, 1997 (Unaudited)           7-8

               Notes to Consolidated Financial Statements
               (Unaudited)                                       9-12

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                       13-15

Part II.       Other Information

     Item 6.   Exhibits and Reports on Form 8-K                    16

               Signature Page                                      17









                                                              2 of 17

Item 1. Financial Statements
        --------------------

                     CONCORD FABRICS INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                   (Note A)


                             For the Thirty-Nine Weeks Ended  For the Thirteen Weeks Ended
                             -------------------------------  ----------------------------
                                    May 31,        June 1,         May 31,       June 1,
                                      1998           1997            1998          1997
                                 -----------     -----------    -----------    -----------
Net Sales .....................  $76,462,685     $78,845,460    $25,617,436    $25,972,205
                                 -----------     -----------    -----------    -----------
Cost of Sales .................   52,780,855      55,381,047     17,719,965     18,388,710
Merchandising Expenses ........    5,769,593       5,308,159      1,987,002      1,702,323
Selling and Shipping Expenses .    5,890,367       6,992,389      2,036,796      2,205,840
General and Administrative
   Expenses ...................    7,111,090       7,198,442      2,196,152      2,290,216
Interest Expense (Net) ........      569,504         844,051        216,349        253,315
                                 -----------     -----------    -----------    -----------
      Total ...................  $72,121,409     $75,724,088    $24,156,264    $24,840,404
                                 -----------     -----------    -----------    -----------

Earnings before income taxes ..    4,341,276       3,121,372      1,461,172      1,131,801

Income tax provision ..........    1,758,000       1,295,000        598,000        466,000
                                 -----------    ------------    -----------    -----------

Net Earnings ..................  $ 2,583,276     $ 1,826,372    $   863,172    $   665,801
                                 ===========     ===========    ===========    ===========

Basic Earnings Per Share ......         $.70            $.50           $.23           $.18
                                 ===========     ===========    ===========    ===========

Diluted Earnings Per Share ....         $.68            $.49           $.22           $.18
                                 ===========     ===========    ===========    ===========
Weighted average shares used in
   computing basic earnings per
   share ......................    3,670,015       3,660,418      3,679,832      3,665,107
                                 ===========     ===========    ===========    ===========
Weighted average shares used in
   computing diluted earnings
   per share ..................    3,814,804       3,744,191      3,842,129      3,748,880
                                 ===========     ===========    ===========    ===========

Dividend per Common Share .....      NONE            NONE           NONE           NONE
                                 ===========     ===========    ===========    ===========


The attached notes are made a part hereof.


                                                             3 of 17

                   CONCORD FABRICS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    (Note A)

                                                   August 31,
                                                      1997
                                                  (Derived from
                                      May 31,        Audited          June 1,
                                       1998         Financial          1997
A S S E T S                        (Unaudited)     Statements)    (Unaudited)
-----------                        ------------    ------------  ------------
Current Assets:
   Cash and cash equivalents ..... $ 1,827,699     $ 7,381,044    $ 7,198,851

   Held to maturity investments
      (at cost) ..................  18,028,507      13,522,758      7,736,437

   Accounts receivable (less
      allowance for doubtful accounts
      of $1,791,000 on May 31,
      1998, $1,350,000 on August 31,
      1997, and $2,015,000 on
      June 1, 1997) ..............  18,508,161      21,311,977     20,476,371

   Inventories (Note B) ..........  19,980,668      12,903,902     19,478,203
   Prepaid and refundable income
      taxes ......................     255,000         255,000        532,527

   Prepaid expenses and other
     current assets ..............   1,413,091       1,416,839      1,400,154
   Deferred income taxes .........   1,419,500       1,773,000      1,900,000
                                   ------------    -----------    -----------
   Total Current Assets .......... $61,432,626     $58,564,520    $58,722,543

Property, plant and equipment
   (at cost, less accumulated
   depreciation and amortization of
   $7,603,173 on May 31,
   1998, $6,400,169 on August 31,
   1997, and $6,463,549 on
   June 1, 1997) .................   8,553,478       7,438,260      7,711,854

Property and plant leased to others  1,775,092       1,889,212      1,927,252
Property, plant, & equipment held for
   sale - at estimated disposal value
   (Note I) ......................   1,877,319       1,936,969      1,992,400
Other assets .....................   2,970,487       3,205,145      2,626,663
                                   -----------     -----------    -----------
      T O T A L .................. $76,609,002     $73,034,106    $72,980,712
                                   ===========     ===========    ===========
The attached notes are made a part hereof.                            4 of 17
                     CONCORD FABRICS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    (Note A)

                                                   August 31,
                                                      1997
                                                  (Derived from
                                      May 31,        Audited          June 1,
                                       1998         Financial          1997
L I A B I L I T I E S              (Unaudited)     Statements)     (Unaudited)
---------------------              ------------    ------------    ------------
Current Liabilities:
   Current portion of notes payable
      insurance company (Note D) . $ 2,850,000     $   -0-         $   -0-
   Accounts payable ..............   6,192,913       4,293,207       6,424,897
   Accrued expenses and taxes ....   2,270,901       3,478,487       2,599,756
   Income taxes payable ..........     153,000         -0-             190,000
                                   -----------     -----------     -----------
   Total Current Liabilities ..... $11,466,814     $ 7,771,694     $ 9,214,653

Notes payable - insurance
   company (Note D) ..............  17,150,000      20,000,000      20,000,000
Deferred income taxes ............     550,000         550,000         601,000
Other liabilities ................     538,249         484,249         469,249
                                   -----------     -----------     -----------
   Total Liabilities ............. $29,705,063     $28,805,943     $30,284,902
Commitments and contingencies      -----------     -----------     -----------
   (Notes B and C)

S T O C K H O L D E R S '  E Q U I T Y
--------------------------------------
Common stock: (Notes E & F)
   Class A - $.50 par value
      authorized 4,000,000 shares,
      issued 2,236,356 shares at
      May 31, 1998, 2,209,006
      shares August 31, 1997
      and 2,155,706 shares at
      June 1, 1997 ...............   1,118,178       1,104,503       1,077,853
   Class B - $.50 par value
      authorized 4,000,000 shares,
      issued 1,448,751 shares at
      May 31, 1998, 1,456,101
      shares at August 31, 1997
      and 1,509,401 shares at
      June 1, 1997 ...............     724,376         728,051         754,701
Additional paid-in capital .......   9,274,561       9,192,061       9,192,061
Retained earnings ................  35,786,824      33,203,548      31,671,195
                                   -----------     -----------     -----------
   Total Stockholders' Equity .... $46,903,939     $44,228,163     $42,695,810
                                   -----------     -----------     -----------
      T O T A L .................. $76,609,002     $73,034,106     $72,980,712
                                   ===========     ===========     ===========
The attached notes are made a part hereof.                             5 of 17

                                    CONCORD FABRICS INC.

                             CONSOLIDATED STATEMENTS OF CHANGES

                                  IN STOCKHOLDERS' EQUITY



                  Class A Common Stock  Class B Common Stock Additional Retained  Total
                    Number     Dollar    Number     Dollar    Paid-in   Earnings  Stockhold-
                   of Shares   Value    of Shares   Value     Capital             ers' Equity
                   -------------------- ------------------ ---------- ----------- -----------
September 1, 1996  2,146,956 $1,073,478 1,509,401 $754,701 $9,166,123 $29,844,823 $40,839,125

Net Earnings                                                            3,358,725   3,358,725

Conversion from
   Class B shares
   to Class A
   shares             53,300     26,650   (53,300) (26,650)

Exercise of stock
   options             8,750      4,375                        25,938                  30,313
                   -------------------- ------------------ ---------- ----------- -----------
August 31, 1997    2,209,006  1,104,503 1,456,101  728,051  9,192,061  33,203,548  44,228,163

Net Earnings                                                            2,583,276   2,583,276

Conversion from
   Class B shares
   to Class A
   shares              7,350      3,675    (7,350)  (3,675)
Exercise of stock
   option             20,000     10,000                        82,500                  92,500
                   -------------------- ------------------ ---------- ----------- -----------
May 31, 1998       2,236,356 $1,118,178 1,448,751 $724,376 $9,274,561 $35,786,824 $46,903,939
                   ==================== ================== ========== =========== ===========

The data reflecting Changes in Stockholders' Equity for the period August 31, 1997 to May 31,
1998 is unaudited.







The attached notes are made a part hereof.













                                                                         6 of 17

                      CONCORD FABRICS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     (Note A)

                                                        For the Thirty-Nine Weeks Ended
                                                       --------------------------------
                                                         May 31,             June 1,
                                                           1998                1997
Cash flows from operating activities:                  ------------        ------------
   Net earnings ....................................   $ 2,583,276         $ 1,826,372
      Adjustments to reconcile net earnings to net
        cash provided by operating activities:
         Depreciation and amortization .............     1,217,124           1,153,103
         Deferred income tax .......................       353,500             289,000
         Provision for doubtful accounts ...........       438,649             465,300

         Changes in assets:
            Decrease (increase) in:
               Accounts receivable .................     2,365,167           6,155,435
               Inventories .........................    (7,076,766)         (2,155,024)
               Prepaid and refundable income taxes .       -0-                (109,327)
               Prepaid expenses and other
                 current assets ....................         3,748             220,165
               Other assets ........................       234,658            (169,905)
         Changes in liabilities:
            Increase (decrease) in:
               Accounts payable ....................     1,899,706            (507,580)
               Accrued expenses and taxes ..........    (1,207,586)         (1,768,275)
               Income taxes payable ................       153,000             190,000
               Other liabilities ...................        54,000              45,000
                                                       ------------        ------------
   Net cash provided by operating activities:            1,018,476           5,634,264
                                                       ------------        ------------


Cash flows from investing activity:
   Proceeds from sales of held to maturity
      securities ...................................    15,522,758             982,579
   Purchases of held to maturity securities ........   (20,028,507)         (8,719,016)
   Purchases of property, plant, and equipment .....    (2,218,222)           (633,797)
   Proceeds from sale of machinery and equipment ...        59,650             161,484
                                                       ------------        ------------
Net cash (used in) investing activities: ...........    (6,664,321)         (8,208,750)
                                                       ------------        ------------

Cash flows from financing activities:
   Issuance of common stock (stock options exercised)       92,500              30,313
                                                       ------------        ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS ........    (5,553,345)         (2,544,173)
                                                       ------------        ------------
Cash and cash equivalents - beginning of period ....     7,381,044           9,743,024
                                                       ------------        ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD ..........   $ 1,827,699         $ 7,198,851
                                                       ============        ============

The attached notes are made a part hereof.



                                                                     7 of 17

                      CONCORD FABRICS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     (Note A)

                                                                             Continued


                                                        For the Thirty-Nine Weeks Ended
                                                       --------------------------------
                                                         May 31,             June 1,
                                                           1998                1997
                                                       ------------        ------------
Supplemental Information:
Cash Paid for:
     Interest ......................................     1,832,000           1,832,000
     Income taxes ..................................     1,515,500             948,000



































The attached notes are made a part hereof.









                                                                       8 of 17
                    CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                              AS AT MAY 31, 1998

                                  (Unaudited)


Note A

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended May 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in Registrant's annual report to shareholders and Form 10-K for the fiscal year ended August 31, 1997.

Note B - Inventories:

Inventories are summarized by as follows:

                          May 31,        August 31,        June 1,
                           1998             1997            1997
                       ------------     -----------     ------------
Finished goods......... $ 9,658,672     $ 8,164,772      $11,827,192
Work-in-process........   4,622,406       2,527,339        3,335,302
Greige goods and yarn..   5,699,590       2,211,791        4,315,709
                       ------------     -----------     ------------
   Total............... $19,980,668     $12,903,902      $19,478,203
                       ============     ===========     ============

The foregoing inventory amounts at May 31, 1998 and June 1, 1997 were derived from perpetual inventory records maintained by Registrant.

At May 31, 1998, Registrant had outstanding commitments to purchase greige goods aggregating $5,200,000.

Note C - Notes Payable - Banks:

At May 31, 1998, Registrant was free of bank debt and had total unused bank lines of credit aggregating $20,000,000.

The Registrant had approximately $622,000 of letters of credit outstanding as at May 31, 1998.

Note D - Notes Payable - Insurance Company:

On November 30, 1994, the Registrant obtained a $20,000,000 loan from John
                                                                   9 of 17


                     CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                              AS AT MAY 31, 1998

                                  (Unaudited)


                                                           Continued

Hancock Mutual Life Insurance Company. This unsecured loan bears interest at 9.31% a per annum and is repayable in seven equal annual installments commencing on November 30, 1998.

The loan agreement requires maintenance of certain financial ratios and maintenance of tangible net worth of approximately $39,607,000. The agreement also prohibits the pledging of assets and restricts dividends and redemptions of capital stock to $3,000,000 plus 50% of net earnings subsequent to August 28, 1994; the cumulative amount available for such payments aggregated approximately $5,666,000 at May 31, 1998.

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

On January 10, 1989, options to purchase an aggregate of 150,000 shares of the Registrant's Class A common stock at $3 a share (fair market value at such date) were granted to three employees. The options are exercisable in four annual installments commencing January 10, 1994 and expire ten years from the date of grant.
                                                                  10 of 17

                    CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                              AS AT MAY 31, 1998

                                  (Unaudited)

                                                           Continued

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

                                                                      11 of 17

                    CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                              AS AT MAY 31, 1998

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

Note J - Year 2000 Compliance:

Registrant expects to be in full compliance with year 2000 issues by December 31, 1998 and does not anticipate incurring significant cost in that connection. Costs are expensed as they are incurred.














                                                                 12 of 17

                     CONCORD FABRICS INC. AND SUBSIDIARIES

                                 MAY 31, 1998

Item 2..........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OPERATIONS - Thirty-Nine Weeks Ended May 31, 1998 Compared With Thirty-Nine Weeks Ended June 1, 1997.

Fabric sales decreased by 3%. This resulted from a 2% decline in yards sold and a 1% decline in average selling price. Sales of knitted fabrics increased; sales of Concord House fabrics declined.

Gross profit margin increased from 29.8% in the prior period to 31% in the current period primarily due to improved plant performance in the production of knitted fabrics and the wider distribution of knitted fabrics. Actual gross profit increased marginally as the effect of the decline in sales almost offset the increased gross margin percent. Gross margins on knitted fabric sales improved; gross margins on Concord House fabric sales declined.

Selling and shipping expenses declined by 15.8% or approximately $1,102,000. Reduced sales in Registrant's current business lines resulted in a $501,000 reduction in selling and shipping expenses. The balance of the reduction was primarily due to the phasing out of sales of woven fabrics to women's apparel manufacturers. Future quarterly comparisons to prior year results will not benefit substantially from the latter expense reductions. In the current period selling and shipping expenses were 7.7% of sales; in the prior year's period they were 8.9% of sales.

Interest expense (net) declined by 32.5% as Registrant generated cash flow from its reduction in business activity and earned interest income from cash invested in securities.

Earnings before income taxes for the thirty-nine weeks of fiscal 1998 were $4,341,000 compared with $3,121,000 for the thirty-nine weeks of fiscal 1997. Net earnings were $2,583,000 for 1998 and $1,826,000 for 1997. The improvement in earnings was principally due to the reduction in selling and shipping expenses resulting from the phasing out of sales of woven fabrics to women's apparel manufacturers and to a lesser extent to reduced net interest expense.

OPERATIONS - Thirteen Weeks Ended May 31, 1998 Compared With Thirteen Weeks Ended June 1, 1997.

Fabric sales decreased by 1.4%. This resulted from a 2% decrease in average selling price and a 0.7% increase in yards sold. Sales of knitted fabrics increased; sales of Concord House fabrics declined.

Gross profit margin increased from 29.2% in fiscal 1997 to 30.8% in fiscal 1998 primarily due to Registrant's elimination of its less profitable product

                                                                      13 of 17
                     CONCORD FABRICS INC. AND SUBSIDIARIES

                                 MAY 31, 1998

                                                           Continued


Item 2..........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

lines and the implementation of its strategy to focus on the more profitable aspects of its business (Concord House and knitted fabrics). Gross margins on knitted fabric sales improved; gross margins on Concord House fabric sales declined.

Merchandising expenses increased by 16.7% as a result of higher design costs. Merchandising expenses were 7.8% of sales in the current period and 6.6% of sales in the prior year's period.

Interest expense (net) declined by 14.6% as Registrant generated cash flow from its planned reduction of business activity which stemmed from the elimination of unprofitable product ranges. Registrant generated interest income from cash invested in securities.

Earnings before income taxes for the third quarter of fiscal 1998 were $1,461,000 compared with $1,132,000 for the third quarter of fiscal 1997. Net earnings were $863,000 for 1998 and $666,000 for 1997. The improvements in earnings before taxes and net earnings resulted primarily from improved gross profits from sales of knitted fabrics and reduced net interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the thirty-nine weeks of fiscal 1998, Registrant's operations provided $1,018,000 cash. $2,218,000 was used to acquire fixed assets ($1,338,000 for plant and equipment at Registrant's Milledgeville, Georgia production facility and the balance for furniture, fixtures and leasehold improvements in Registrant's New York office). Registrant made a $4,506,000 net investment in held to maturity securities. The sale of machinery and equipment produced $60,000 in cash; the exercise of stock options $93,000. As a result, cash decreased by $5,553,000 during the period. Working capital declined by $827,000 for the thirty-nine weeks ended May 31, 1998. It was reduced by the first $2,850,000 installment due November 30, 1998 on Registrant's notes payable. Registrant expects its short-term cash investments its lines of credit and cash flow from operations to be adequate to finance operations and meet its cash requirements for the foreseeable future.

Forward Looking Statements

This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and actual results could

                                                                14 of 17
                     CONCORD FABRICS INC. AND SUBSIDIARIES

                                 MAY 31, 1998


                                                           Continued


Item 2 ...........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


differ materially from those contemplated by such statements. Such forward looking statements include references to future quarterly comparisons and the Registrant's expectations as to the future.





































                                                                   15 of 17
                     CONCORD FABRICS INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                    PART II




                    Item 6. Exhibits and reports on Form 8-K

                         (a)  Exhibits - None

                         (b)  No report on Form 8-K was filed by
                              Registrant during the thirty-nine
                              weeks ended May 31, 1998.




































                                                                   16 of 17





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


                                       CONCORD FABRICS INC.
                                       ---------------------------------
                                       Registrant




Date: July 8, 1998                     By /s/ Earl Kramer
                                       Earl Kramer
                                       President and Chief Executive
                                       Officer





Date: July 8, 1998                     By /s/ Martin Wolfson
                                       Martin Wolfson
                                       Senior Vice President-Treasurer
                                       Chief Financial Officer











                                                              17 of 17