Form 10-K
period 1998-08-30
CONCORD FABRICS INC
filed 1998-11-25
CIK 23249

Exhibit index appears
                                                                      on page 41

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission File Number

     August 30, 1998                                             I-5960
--------------------------------           ------------------------------------
                              CONCORD FABRICS INC.
             (Exact name of registrant as specified in its charter)


          Delaware                               13-5673758
---------------------------------     ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification
incorporation or organization)        Number)

1359 Broadway, New York, New York                10018
---------------------------------     ------------------------------------
(Address of principal executive       (Zip Code)
offices)

Registrant's telephone number, including area code   (212) 760-0300
                                                     ---------------

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
                                                Yes               No  X
                                                     ---             ---

As of November 5, 1998, 2,232,979 Shares of Registrant's Class A Common Stock and 1,446,451 Shares of Registrant's Class B Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates of Registrant was $3,049,302.

                       DOCUMENTS INCORPORATED BY REFERENCE
        Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 12, 1999, filed pursuant to Section 14 of the Securities Exchange Act of 1934, incorporated by reference into Part III hereof.

                                     PART I
Item 1. Business
        Concord Fabrics Inc.'s principal business is developing, designing and producing, in its own facility and through unaffiliated contractors, woven and knitted fabrics of natural and synthetic fibers in a wide variety of colors and patterns, for sale to manufacturers (primarily of home furnishings and apparel) and to retailers (including chains, department stores and independently owned fabric stores) for resale to the home sewing market. In the fiscal year ended September 1, 1996, Concord deemphasized the merchandising of woven goods to apparel manufacturers and focused more heavily on merchandising knitted fabric for apparel and other end uses and concentrated its efforts on the Concord House Division which designs and markets fabrics principally for the home furnishing trade and for sale to retail stores.

Manufacture and Sale of Fabrics

        Woven Fabrics

        Woven fabrics accounted for 47% of fabric sales in fiscal 1998, compared with 54% in fiscal 1997 and 60% in fiscal 1996. The significant decline in the percentage of woven fabric sales to total sales resulted from reduced sales of woven goods to the apparel trade, Concord's deemphasis of producing product for that market, and in fiscal 1998, reduced demand for Concord's printed fabrics. All of the Company's supply of unfinished woven fabrics ("greige goods") are made from natural and/or synthetic fibers by unaffiliated companies, who frequently produce the greige goods to Concord's specifications. In fiscal 1998, Concord was able to obtain adequate supplies of greige goods at competitive prices. The Company purchased substantially all of its greige goods from about 35 suppliers; the five largest suppliers accounted for 65% of Concord's purchases of greige goods and the largest supplied 17%. In fiscal 1997, Concord purchased substantially all of its greige goods from about 50 suppliers; the five largest suppliers accounted for 60% of the Company's purchases of greige goods and the single largest supplied 15%. In fiscal 1996, Concord purchased its greige goods from about 55 suppliers of which the single largest supplied 14% of the Company's needs. Concord's greige cloth purchases derive from domestic and imported sources.

       Woven greige goods purchased by Concord are printed or dyed and finished by unaffiliated contract finishers in accordance with the Company's designs and specifications. In fiscal 1998 the Company's production of printed fabric was disrupted by the permanent closing of its major contract print finisher. The Company believes it has replaced the production of that contractor with alternative sources, principally offshore, but there are no assurances that the new sources of supply will deliver product of the same quality and quantity at acceptable prices. In fiscal 1998 and 1997, Concord contracted with about 10 finishers for the finishing or printing of woven fabrics; in fiscal 1998 the largest contract finisher accounted for 41% of Concord's woven finishing requirements; no other contract finisher accounted for more than 24%. In fiscal 1997, the largest contract finisher accounted for 54% of the Company's woven finishing requirement. In fiscal 1998

Concord imported some finished fabric printed overseas in accordance with the Company's design specifications. The Company expects to continue to import finished fabric from overseas.

        Concord's woven fabrics are sold primarily by its own sales staff and to a lesser extent by independent sales agents. Sales are made to manufacturers of furniture and home furnishing products, children's apparel and women's accessories, and to retailers for resale to the home sewing market. Approximately 44% of Concord's woven fabric sales were made to retailers and 56% were made to other markets.

        Concord exports finished woven fabrics for sale abroad. In fiscal 1998 exports were 10% of sales. In fiscal 1997 exports approximated 11% of sales. Exports declined as a result of the economic crises prevalent in Asian markets.

        Prior to each "season" (i.e., spring-summer, fall-winter), Concord's woven fabrics are designed by the Company's design staff to meet current and developing styles that Concord believes will be fashionable. Thus, the demand for Concord's woven fabrics during any season depends in part upon the Company's ability to forecast changes in styles and fashion and react thereto. Concord often maintains a variety of greige and finished goods at necessary inventory levels to meet changing demand for its woven fabrics.

        Knitted Fabrics

        Knitted fabrics accounted for 53% of fabric sales in fiscal 1998, compared with 46% in fiscal 1997 and 40% in fiscal 1996. The increase in percent was due primarily to the year to year decline in revenues resulting from the deemphasis of woven fabric sales to apparel manufacturers. In fiscal 1998 Concord experienced reduced demand for printed woven fabrics. Concord purchases yarn for knitting from unaffiliated suppliers; in fiscal 1998, Concord purchased yarn from 15 suppliers, the three largest suppliers accounted for 77% of the Company's purchases of yarn; the largest of which accounted for 68% of yarn purchases. In fiscal 1997 Concord purchased yarn from 15 suppliers; the three largest of which supplied 85% of Concord's needs and the largest 73%. The Company is presently able to obtain adequate supplies of yarn at competitive prices and does not believe it is dependent on any single supplier.

        In fiscal 1998, 80% of the yarn purchased by Concord was knitted into fabric at the Company's Milledgeville, Georgia facility. The balance of the yarn purchased by Concord in 1998 was knitted by unaffiliated contractors. In fiscal 1997, 83% of yarn purchased by the Company was knitted at Milledgeville. In fiscal 1996, 77% of the yarn purchased by Concord was knitted into fabric in the Company's Milledgeville, Georgia plant. In the past three years, substantially all of the knitted fabric was dyed and finished in Concord's owned facilities (see Item 2. Properties).

        The Company generally produces knitted fabrics against orders received in advance of production. As a result, Concord's knitted fabrics are generally not styled with a view to anticipating fashion trends. Knitted fabrics are sold by Concord's salesmen and by independent sales agents, to manufacturers of budget and moderately priced women's apparel, team sports apparel manufacturers, infant's sleepwear manufacturers and to a lesser extent to makers of non apparel related products.

Certain Factors Affecting The Company's Business

        General

        The Company's sales and earnings in any fiscal year are strongly influenced by various factors -- the public's acceptance of and demand for Concord's fabrics and designs and the general state of economic conditions in the textile and apparel industry. In periods of rising raw material prices Concord may encounter difficulty in passing such increases on to its customers; in periods of falling prices the Company's inventory and commitment positions can result in significant reductions in gross margins. In addition, Concord's earnings may be adversely affected by price changes in the greige goods market in the event and to the extent that management does not anticipate the direction and timing of such price changes. Concord's management attempts to balance spot market purchases with forward commitments so as to minimize this risk.

        In fiscal 1996, Concord decided to deemphasize its merchandising effort with respect to woven fabrics marketed to the apparel manufacturing trade as such efforts adversely effected earnings. Accordingly, sales declined by more than 18% but significantly better gross margins were obtained, which along with reductions in expenses, produced moderately profitable results. In fiscal 1995 Concord sustained a loss.

        In fiscal 1997, the Company increased its gross margins and further reduced its operating expenses as part of its strategic plan to deemphasize merchandising and marketing woven fabrics to the apparel trade. As expected, sales declined 26% from fiscal 1996 levels but a significant improvement in profitability resulted.

        In fiscal 1998 the Company experienced reduced demand for its printed fabrics. As a result sales declined about 7% from fiscal 1997 levels and profitability declined slightly.

        The Company believes its strategy has significantly insulated it from the effects of the increasing quantities of imported apparel flowing into the United States and that future operating results will for the most part depend on how well it designs, manufactures, merchandises and markets its products.

        See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information concerning Concord's sales and results of operations in fiscal 1998 and 1997.

        Seasonal Fluctuations

        Although Concord's business is somewhat seasonal, much of the seasonality has been mitigated due to the Company's deemphasis of marketing woven fabrics to the apparel trade. Typically, sales decline during the first two weeks of July due to plant vacations and in late December due to the holidays.

Customers, Employees and Competition

        In fiscal 1998, Concord sold its fabric products to approximately 2,800 customers, the 20 largest of which accounted for 43% of sales; the largest customer, accounted for almost 9% of sales. The Company sells on credit terms standard in the industry. Concord sells its fabrics throughout the United States, but its principal sales markets for apparel fabrics are the

New York metropolitan area and to a lesser extent California and its neighboring states. Concord's home sewing fabric sales are not concentrated in any regional market.

        Concord employs approximately 380 persons. The Company's employees are not represented by a union. In fiscal 1998, approximately 20 of Concord's employees were engaged in activities relating to development of new or improved fabrics and designs; in fiscal 1997 about 15 were so engaged. Concord spent approximately $4,700,000 on such activities in fiscal 1998; approximately $4,300,000 was spent on such activities in fiscal 1997. Concord does not hold any significant patents or licenses, but recently applied for a patent for the production of knitted fabric with unique moisture release properties. Concord does have copyrights on print patterns that it develops. The Company protects its copyrights and actively pursues infringers. The Company licenses the rights to use certain of its patterns and receives royalty payments thereon. The Company also purchases designs for its printed fabrics from independent designers and design companies.

        Many firms, no one of which is dominant, are in competition with Concord; competition is based primarily on price, product, quality and service. The Company is in competition both with converters -- whose function is limited to the conversion of greige goods and yarn into finished fabrics -- and with integrated textile companies which manufacture, as well as convert, greige goods and yarns. Since Concord operates its knitting and finishing plant in Milledgeville, Georgia, it is not solely a converter. However, it is not a fully integrated producer since it does not weave greige goods or spin yarn, does not print woven or knit greige goods and does not dye and finish its woven greige goods. Concord contracts out all its print requirements with unaffiliated producers. There are a number of integrated firms with which the Company competes that have significantly larger sales, financial, and other resources than Concord Fabrics Inc.

Item 2. Properties

        Concord owns a 26 1/2-year-old knitting and finishing plant, consisting of approximately 148,000 square feet on one floor, situated on approximately 60 acres of land in Milledgeville, Georgia. The plant generally operates at full productive capacity, which is adequate for all of the Company's finishing requirements. Concord recently expanded this facility from 130,000 square feet so as to increase its capacity.

        On October 6, 1995, Concord closed its 140,000-square foot building on approximately 55 acres of land in Washington, Georgia. The land and building are currently being offered for sale.

        The Company, owns a 93,000-square foot building on approximately three acres of land in Chino, California. In February, 1994 Concord sold the machinery and equipment in that facility, and leased the building to a non-affiliated contract dyeing and finishing company for a five year term. The lessee was granted an option to purchase the real estate through the end of its lease (See
Note 14 of Notes to Financial Statements).

        The Company believes that its Milledgeville, Georgia facility will continue to provide substantially all of its knitting and dyeing and finishing of knitted fabrics requirements.

        Concord has entered into leases expiring in 2003 for two floors at 1359 Broadway, New York, New York, consisting of approximately 40,000 square feet 34,000 of which it uses for its executive offices and showrooms. It is currently attempting to sublease 6,000 square feet which it no longer requires for its own use. A division of Concord leased space comprised of 40,000 square feet for its office and warehouse in Los Angeles, California; the lease expires in 1999. Concord has sublet a substantial part of this property but maintains some space for its Los Angeles sales office. (See Note 10 of Notes to Financial Statements).

Item 3. Legal Proceedings

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Executive Officers of Registrant

        The following table shows the executive officers of Concord, their respective ages, and all positions presently held with the Company by each such person.

Name                                       Age           Position
----                                       ---           --------
Alvin Weinstein                            73            Chairman of the Board and Director
Earl Kramer                                65            President and Director
Martin Wolfson                             62            Sr. Vice President, Treasurer and Director
Mark Neugeboren                            48            Vice President
Joan Weinstein                             66            Secretary
David Weinstein                            36            President, Concord House Division

        Alvin Weinstein has been Chairman of the Board of Concord since 1969.

        Mr. Kramer joined the Company in June 1972 as President of its Knit Division, with responsibility for supervising and coordinating the various aspects of Concord's knit operations. In March 1976, Mr. Kramer was elected a Vice President of Concord and was given the additional executive responsibility of supervising the operation of the Company's dyeing and finishing plant in Washington, Georgia. Mr. Kramer has served as President of Concord since August 1979.

        Mr. Wolfson was elected Senior Vice President in 1995 after having been Vice President since 1981 and Treasurer and a Director of Concord since 1973. Formerly he had served as Controller of the Company. He served as Secretary of Concord from January 1973 to October 1981. Mr. Wolfson is the principal financial officer of Concord Fabrics Inc.

        In January 1985, Mr. Neugeboren was elected Vice President in Charge of Production. Mr. Neugeboren joined the Company in 1972 and has held various positions in its production departments.

        In October 1982, Joan Weinstein (the wife of Alvin Weinstein) was elected Secretary of the Corporation. She has been Concord's Fashion Director since joining Concord in 1973.

        David Weinstein has been employed by Concord for more than eight years and serves as President of its Concord House Division. He has been a Director since 1996.

        All of Concord's officers hold office until the next annual meeting of the Company's Board of Directors (scheduled for January 12, 1999) and the election of their successors.

                                     PART II

Item 5. Market for the Concord Fabrics Inc. Common Stock and Related Security

                   Holder Matters

As of August 30, 1998, the number of record holders of the Concord's Class A Common Stock was 166 and the number of record holders of Concord's Class B Common Stock was 151. Both classes of the Company's Common Stock are listed on the American Stock Exchange. The table below sets forth information on the high and low sales prices for such Common Stock for each quarter of fiscal 1998 and 1997.

                                                    1998                                                 1997
                               ----------------------------------------------       ----------------------------------------------
Fiscal Quarters                     Class A                    Class B                   Class A                     Class B
                               ------------------         -------------------       ------------------         -------------------
Ending On or About             High         Low           High         Low          High         Low           High          Low
------------------             ----         ---           ----         ---          ----         ---           ----          ---
November 30                    9-5/8        6-3/4         9            6-5/8        6-15/16      6             6-5/8         5-3/4
February 28                    9-5/8        8-3/16        9            8-5/8        6-3/4        5-7/8         6-1/8         5-5/8
May 31                         10-7/8       9             10-5/8       8-13/16      6-7/8        5-7/8         6-1/2         6
August 31                      9-5/8        6-1/8         9-1/2        6-7/8        7-1/2        6-1/4         7             6-1/8


        Concord has not paid cash dividends for many years.

        The payment of dividends by Concord is subject to restrictions under the terms of the Note Agreement between Registrant and John Hancock Mutual Life Insurance Company (the "Note Agreement"). Under the Note Agreement, cumulative payments for cash dividends and redemption of capital stock are limited to $3,000,000 plus 50% of Consolidated Net Income (as defined) subsequent to August 28, 1994 plus net cash proceeds from the sale of stock; $5,843,000 was available for such payments as of August 30, 1998.

CONCORD FABRICS INC. AND SUBSIDIARIES                                    ITEM 6
                                                                         ------

SELECTED FINANCIAL DATA                                               YEAR ENDED
                                                                      ----------

                                        August 30, 1998   August 31, 1997   September 1, 1996  September 3, 1995  September 1, 1994
                                        -------------------------------------------------------------------------------------------
Net Sales                                 $101,296,721      $108,820,287       $146,561,416       $180,152,779        $197,804,544
                                        -------------------------------------------------------------------------------------------
Cost of Sales                               70,644,721        76,302,759        108,814,265        143,950,238         148,920,930
 Merchandising Expenses                      7,520,710         6,933,616          9,070,758          9,644,429           8,698,897
 Selling and Shipping Expenses               7,706,088         8,979,360         12,189,783         13,852,770          14,169,565
 General and administrative
   expenses                                  9,067,241         9,143,052         11,890,945         12,640,139          13,551,493
 Provision for doubtful accounts               298,000           901,000          1,070,000            633,000           1,321,000
 Interest expense (net)                        777,133         1,101,775          1,811,747          2,432,438           1,787,311
 Other*                                        500,000                                               1,100,000
 Gain on sale of equipment                                                                                              (1,420,606)
                                        -------------------------------------------------------------------------------------------
              Total                        $96,513,893      $103,361,562       $144,847,498       $184,253,014        $187,028,590
                                        -------------------------------------------------------------------------------------------

 Earnings (loss) before income
   taxes and extraordinary item              4,782,828         5,458,725          1,713,918        (4,100,235)          10,775,954
 Income tax provision (benefit)              2,030,000         2,100,000            776,000        (1,414,000)           4,332,000
                                        -------------------------------------------------------------------------------------------
 Net earnings (loss) before
   extraordinary item                        2,752,828         3,358,725            937,918        (2,686,235)           6,443,954
 Extraordinary item (net of
   income tax benefit)                                                                               (297,266)
                                        -------------------------------------------------------------------------------------------
 NET EARNINGS (LOSS)                        $2,752,828        $3,358,725           $937,918       ($2,983,501)          $6,443,954
                                        -------------------------------------------------------------------------------------------
 Earnings (loss) per share:
   Basic                                          $.75              $.92               $.26             ($.83)               $1.80
                                        -------------------------------------------------------------------------------------------
   Diluted                                        $.72              $.90               $.26             ($.81)               $1.76
                                        -------------------------------------------------------------------------------------------
 Average number of shares used
 in computing earnings
 (loss) per share:
   Basic                                     3,673,788         3,661,591          3,630,329          3,606,976           3,574,780
                                        -------------------------------------------------------------------------------------------
   Diluted                                   3,820,285         3,749,718          3,675,364          3,668,474           3,663,926
                                        -------------------------------------------------------------------------------------------
 Dividends paid                                   None              None               None               None                None
 Working capital                           $49,699,041       $50,792,826        $47,095,320        $44,625,140         $37,845,803
                                        -------------------------------------------------------------------------------------------
 Long-term debt (less current
   portion)                                $17,150,000       $20,000,000        $20,000,000        $20,000,000          $7,500,000
                                        -------------------------------------------------------------------------------------------
 Total assets                              $75,884,130       $73,034,106        $73,164,882        $76,645,925         $84,895,505
                                        -------------------------------------------------------------------------------------------
 Stockholders' equity                      $47,073,491       $44,228,163        $40,839,125        $39,777,321         $42,723,322
                                        -------------------------------------------------------------------------------------------
 Stockholders' equity per share                 $12.77            $12.07             $11.17             $11.00              $11.86
                                        -------------------------------------------------------------------------------------------

*Consists of plant shut down costs in fiscal 1995 and provision for impairment of property held for sale in fiscal 1998.

The year ended September 3, 1995 comprised 53 weeks; the other years presented each comprised 52 weeks.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Fiscal 1998 v. Fiscal 1997

        Fiscal 1998 and 1997 comprised 52 weeks.

        Net sales decreased 7% from $108,820,287 in fiscal 1997 to $101,296,721 in fiscal 1998. The decline resulted primarily from a decline in unit sales; selling price remained unchanged. Reduced demand for printed fabrics and difficulties in their production and distribution caused the decline in unit sales. The difficulties have since been overcome.

        Gross margins improved slightly from 29.9% in fiscal 1997 to 30.3% in fiscal 1998.

        Merchandising expenses increased by approximately 8% due to higher design costs some of which were associated with the closing of a major contract print facility during the year. Many patterns had to be re-colored and re-engraved to enable their printing at other contract facilities. As a percentage of sales merchandising expenses were 7.4% in fiscal 1998 and 6.4% of sales in fiscal 1997.

        Selling and shipping expense declined 14%. About one half of the decline resulted from reduced sales related compensation and distribution costs associated with the decline in sales of product lines which continued to be offered in each of the last two fiscal years. The remaining portion of the decline resulted from the elimination of selling and travel costs incurred in fiscal 1997 associated with product lines which are no longer offered by the Company. As a percentage of sales, selling and shipping expenses were 7.6% of sales in fiscal 1998 and 8.3% in fiscal 1997.

        General administrative expenses declined less than 1%. As a percentage of sales, general and administrative expenses were 9.0% of sales in fiscal 1998 and 8.4% of sales in 1997.

        The provision for doubtful accounts declined significantly (67%) as a result of better collection experience and reduced insolvencies among the Company's customers.

        Interest expense declined by 29.5% as the Company generated cash flow from operations and earned interest on its short term investments which, in part offset the carrying cost of its long term debt. The Company was free of short term debt for the entire year.

        The Company's fiscal 1998 results were negatively impacted by a $500,000 charge against earnings which reflected the Company's estimate of the impairment in value of its Washington, Georgia facility. This estimate was supported by an appraisal obtained from an independent consultant. The Company has been actively seeking a buyer for this property since late 1995.

        Although the Company's sales declined 7%, pre-tax earnings, before the $500,000 charge for the reduction in value of the Washington, Georgia property, declined $176,000 or 3%. This reflected stability in the Company's gross margin and ability to control expenses.

        In fiscal 1998 the Company earned $2,753,000 net of a tax provision of $2,030,000. In fiscal 1997 the Company earned $3,359,000 net of a tax provision of $2,100,000. The decline in net income reflected the decline in net sales.

        Fiscal 1997 v. Fiscal 1996

        Fiscal 1997 and 1996 comprised 52 weeks.

        Net sales decreased 26% from $146,561,416 to $108,820,287. This resulted from a decline in unit sales of 20% and a 7% decline in average selling price. The decrease in sales reflected the Company's deemphasis in June 1996 of the production of woven fabrics for the apparel trade.

        Gross margins rose to 29.9% in fiscal 1997 from 25.8% in fiscal 1996. The improvement was due to the Company's deemphasis of less profitable fabric lines marketed to the women's apparel trade.

        Merchandising expenses decreased by approximately 24% primarily due to a reduction in personnel associated with the production of fabric designed for and marketed to the women's apparel trade. As a percentage of sales merchandising expenses were 6.4% of sales in fiscal 1997 and 6.2% of sales in fiscal 1996.

        Selling and shipping expense declined about 26% as a result of the decrease in the Company's sales. The decrease resulted primarily from a reduction in sales salaries, commissions and related travel and selling expenses. As a percentage of sales selling and shipping expenses were 8.3% of sales in fiscal 1997 and in fiscal 1996.

        General and administrative expenses declined about 23%. About 60% of the decline stemmed from reduced salary and related costs which resulted from the reduction in force associated with the Company's deemphasis of its marketing effort directed at the women's apparel trade. Telephone, stationery and printing, professional fees and credit and collection expenses were reduced in relationship to the reduction in sales and the number of people employed by the Company. As a percent of sales general and administrative expenses were 8.4% of sales in fiscal 1997 and 8.1% of sales in fiscal 1996.

        The provision for doubtful accounts declined by about 16% as the Company's reduced sales volume resulted in lower accounts receivable and therefore a lower exposure to potential bad debts.

        Interest expense declined by 39% as the Company generated cash flow from its planned reduction in business activity which stemmed from the elimination of unprofitable product lines. Short term debt was eliminated and the Company generated interest income from cash invested in marketable securities.

        Although the Company's sales in fiscal 1997 declined, as expected, operating results improved as the Company's recently implemented strategy focuses on the more profitable aspects of its business.

        In fiscal 1997 the Company earned $3,359,000 net of a tax provision of $2,100,000. In fiscal 1996 the Company earned $938,000 net of a tax provision of $776,000.

        Liquidity and Capital Resources

        During fiscal 1998, the Company met its cash needs from cash flow from operations ($5,602,000), sale of equipment ($85,000) and the sale of capital stock as a result of the exercise of stock options ($92,000). These funds were used to purchase property and equipment ($3,412,000) and to invest in financial instruments with a maturity of 270 days or less ($1,070,000). Cash increased by $1,297,000. Working capital declined $1,094,000 as the first installment ($2,850,000) of the Company's long term debt became current.

        Under individual credit line arrangements with several New York banks, the Company may borrow up to $20,000,000 at the prime lending rate. The credit lines are unsecured. Amounts borrowed are generally due in 30 to 90 days. Although the lending arrangements are informal and are cancelable at each bank's option, the Company has no reason to believe that the lines of credit will not be available if needed during fiscal 1999. The Company did not borrow under these arrangements in fiscal 1998. The Company's cash position and cash flow from operations are expected to finance operations for fiscal 1999.

        The Company's long-term lending agreement with an insurance company which is unsecured, prohibits pledging of assets, and requires (among other things - see Note 9 to Financial Statements) maintenance of minimum working capital, tangible net worth of $39,700,000 and maintenance of a minimum working capital ratio of 1.5 to 1. The unpaid principal balance was $20,000,000 at August 30, 1998. At August 30, 1998, tangible net worth approximated $46,800,000 and the Company's working capital ratio was 5.6 to 1. The Company has met all of the requirements specified in the loan agreement. The loan bears interest at 9.31% a year, and is repayable in seven equal annual installments beginning November, 1998.

        Inflation

        The Company's operating costs are subject to the general inflationary trends of the rest of the economy; in fiscal 1998 such trends were modest;

inflation has not been a significant factor in the Company's costs for the last three fiscal years.

Year 2000 Compliance

The Company believes it has taken reasonable steps in developing its Year 2000 Program. Its computer systems provide for four digits in the year field so that data processing and reporting should not be disrupted at the millennium. Notwithstanding this, the Company cannot be certain whether microprocessors embedded in other equipment or Year 2000 problems of its customers, key suppliers or service providers will be discovered and or resolved satisfactorily before the Year 2000. The Company is requesting information on Year 2000 issues from third parties significant to its business. If the Company's key suppliers, service providers, customers and other third parties fail to adequately address their Year 2000 Problems, and there are no alternates available to the Company, then the Company's usual channels of supply and distribution could be disrupted with a resulting adverse impact on its business. The Company does not believe that the cost of its Year 2000 program will be material to its financial position or its results of operations.

Forward Looking Statements

This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and actual results could differ materially from those contemplated by such statements. Such forward looking statements include references to expected future results of operations and Year 2000 issues.

Item 8. Concord Fabrics Inc. And Subsidiaries

                                      Index

                              Financial Statements

Report of Independent Public Accounts

Consolidated Balance Sheets as at August 30, 1998 and August 31, 1997

Consolidated Statements of Income for the years ended August 30, 1998, August
        31, 1997 and September 1, 1996

Consolidated Statements of Changes in Stockholders' Equity for the years ended August 30, 1998, August 31, 1997, and September 1, 1996

Consolidated Statements of Cash Flows for the years ended August 30, 1998,
        August 31, 1997 and September 1, 1996.

Notes to Consolidated Financial Statements

Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

Schedules other than those referred to above have been omitted as the conditions requiring their filings are not present or the information has been presented elsewhere in the financial statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Concord Fabrics Inc.:

We have audited the accompanying consolidated balance sheets of Concord Fabrics Inc. (a Delaware corporation) and subsidiaries as of August 30, 1998 and August 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord Fabrics Inc. and subsidiaries as of August 30, 1998 and August 31, 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule Valuation and Qualifying Accounts-Schedule II of this Form 10-K for the years ended August 31, 1998 and August 30, 1997 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
New York, New York
October 23, 1998

                       [LETTERHEAD OF EISNER & LUBIN LLP]

                          Independent Auditors' Report

To the Board of Directors and Stockholders
Concord Fabrics Inc.

     We have audited the accompanying consolidated balance sheet of Concord Fabrics Inc. and Subsidiaries as at September 1, 1996, and the related consolidated statements of stockholders' equity, operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord Fabrics Inc. and Subsidiaries as at September 1, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

     The audit of the financial statements was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of financial statement schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information in this schedule for the year ended September 1, 1996 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                    /s/ Eisner & Lubin LLP
                                                    ----------------------------
                                                    CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
November 13, 1996

                      CONCORD FABRICS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                       AUGUST 30, 1998 AND AUGUST 31, 1997

                                                                                      August 30,    August 31,
                                       ASSETS                                            1998          1997
                                                                                     -----------   -----------
CURRENT ASSETS:
    Cash and cash equivalents                                                        $ 8,678,053   $ 7,381,044
    Investments in held-to-maturity securities (Note 1)                               14,593,225    13,522,758
    Accounts receivable (less doubtful accounts of $1,350,000 in
       1998 and 1997)                                                                 18,003,495    21,311,977
    Inventories (Notes 1 and 2)                                                       16,015,819    12,903,902
    Prepaid and refundable income taxes                                                     --         255,000
    Prepaid expenses and other current assets                                          1,289,839     1,416,839
    Deferred income taxes (Note 5)                                                     1,935,000     1,773,000
                                                                                     -----------   -----------
                 Total current assets                                                 60,515,431    58,564,520

PROPERTY, PLANT AND EQUIPMENT, net (Notes 1 and 3)                                     9,159,596     7,438,260
PROPERTY, PLANT AND EQUIPMENT HELD FOR SALE, at estimated disposal value (Note 16)     1,352,319     1,936,969
PROPERTY AND PLANT LEASED TO OTHERS (Note 14)                                          1,737,052     1,889,212
OTHER ASSETS (Note 4)                                                                  3,119,732     3,205,145
                                                                                     -----------   -----------
                 Total assets                                                        $75,884,130   $73,034,106
                                                                                     ===========   ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of notes payable                                                 $ 2,850,000   $      --
    Accounts payable                                                                   4,608,507     4,293,207
    Accrued expenses (Note 7)                                                          3,298,883     3,478,487
    Income taxes payable                                                                  59,000          --
                                                                                     -----------   -----------
                 Total current liabilities                                            10,816,390     7,771,694

NOTES PAYABLE (Note 9)                                                                17,150,000    20,000,000

DEFERRED INCOME TAXES (Note 5)                                                           288,000       550,000

OTHER LIABILITIES                                                                        556,249       484,249
                                                                                     -----------   -----------
                 Total liabilities                                                    28,810,639    28,805,943
                                                                                     -----------   -----------

STOCKHOLDERS' EQUITY:
    Common stock-
       Class A - $.50 par value, authorized $4,000,000 shares,
          issued 2,237,656 shares in 1998 and 2,209,006 shares in 1997                 1,118,828     1,104,503
       Class B - $.50 par value, authorized 4,000,000 shares, issued 1,447,451
          shares in 1998 and 1,456,101 shares in 1997                                    723,726       728,051
    Additional paid-in capital                                                         9,274,561     9,192,061
    Retained earnings                                                                 35,956,376    33,203,548
                                                                                     -----------   -----------
                 Total stockholders' equity                                           47,073,491    44,228,163
                                                                                     -----------   -----------
                 Total liabilities and stockholders' equity                          $75,884,130   $73,034,106
                                                                                     ===========   ===========

      The accompanying notes are an integral part of these balance sheets.

                      CONCORD FABRICS INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

   FOR THE YEARS ENDED AUGUST 30, 1998, AUGUST 31, 1997 AND SEPTEMBER 1, 1996

                                                                             August 30,     August 31,    September 1,
                                                                                1998           1997           1996
                                                                            ------------   ------------   ------------
NET SALES                                                                   $101,296,721   $108,820,287   $146,561,416
                                                                            ------------   ------------   ------------
EXPENSES:

    Cost of sales                                                             70,644,721     76,302,759    108,814,265
    Merchandising expenses                                                     7,520,710      6,933,616      9,070,758
    Selling and shipping expenses                                              7,706,088      8,979,360     12,189,783
    General and administrative expenses                                        9,067,241      9,143,052     11,890,945
    Provision for doubtful accounts                                              298,000        901,000      1,070,000
    Interest expense, net (Note 11)                                              777,133      1,101,775      1,811,747
    Provision for impairment in value of property held for sale (Note 16)        500,000           --             --
                                                                            ------------   ------------   ------------
                 Total expenses                                               96,513,893    103,361,562    144,847,498
                                                                            ------------   ------------   ------------
                 Earnings before income tax provision                          4,782,828      5,458,725      1,713,918
INCOME TAX PROVISION (Note 5)                                                  2,030,000      2,100,000        776,000
                                                                            ------------   ------------   ------------
                 Net earnings                                               $  2,752,828   $  3,358,725   $    937,918
                                                                            ============   ============   ============
BASIC EARNINGS PER SHARE (Notes 1 and 13)                                   $       0.75   $       0.92   $       0.26
                                                                            ------------   ------------   ------------
DILUTED EARNINGS PER SHARE                                                  $       0.72   $       0.90   $       0.26
                                                                            ============   ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTING BASIC
   EARNINGS PER SHARE                                                          3,673,788      3,661,591      3,630,329
                                                                            ============   ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTING DILUTED
   EARNINGS PER SHARE                                                          3,820,285      3,749,718      3,675,364
                                                                            ============   ============   ============


        The accompanying notes are an integral part of these statements.

                      CONCORD FABRICS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

   FOR THE YEARS ENDED AUGUST 30, 1998, AUGUST 31, 1997 AND SEPTEMBER 1, 1996

                                                         Class A Common Stock     Class B Common Stock
                                                       ------------------------------------------------
                                                       Number        Dollar      Number         Dollar
                                                      of Shares      Value      of Shares       Value
                                                       ---------   ----------   ----------    ---------
BALANCE, September 3, 1995                             2,105,611   $1,052,805    1,509,451    $ 754,726

    Net earnings                                            --           --           --           --

    Conversion from Class B shares to Class A shares          50           25          (50)         (25)

    Exercise of stock options (Note 13)                   41,295       20,648         --           --
                                                       ---------   ----------   ----------    ---------

BALANCE, September 1, 1996                             2,146,956    1,073,478    1,509,401      754,701

    Net earnings                                            --           --           --           --

    Conversion from Class B shares to Class A shares      53,300       26,650      (53,300)     (26,650)

    Exercise of stock options (Note 13)                    8,750        4,375         --           --
                                                       ---------   ----------   ----------    ---------

BALANCE, August 31, 1997                               2,209,006    1,104,503    1,456,101      728,051

    Net earnings                                            --           --           --           --

    Conversion from Class B shares to Class A shares       8,650        4,325       (8,650)      (4,325)

    Exercise of stock options (Note 13)                   20,000       10,000         --           --
                                                       ---------   ----------   ----------    ---------
BALANCE, August 30, 1998                               2,237,656   $1,118,828    1,447,451    $ 723,726
                                                       =========   ==========   ==========    =========


                                                            Additional                    Total
                                                            Paid-in       Retained    Stockholders'
                                                            Capital       Earnings      Equity
                                                            ----------   -----------   -----------
BALANCE, September 3, 1995                                  $9,062,885   $28,906,905   $39,777,321

    Net earnings                                                  --         937,918       937,918

    Conversion from Class B shares to Class A shares              --            --            --

    Exercise of stock options (Note 13)                        103,238          --         123,886
                                                            ----------   -----------   -----------

BALANCE, September 1, 1996                                   9,166,123    29,844,823    40,839,125

    Net earnings                                                  --       3,358,725     3,358,725

    Conversion from Class B shares to Class A shares              --            --            --

    Exercise of stock options (Note 13)                         25,938          --          30,313
                                                            ----------   -----------   -----------

BALANCE, August 31, 1997                                     9,192,061    33,203,548    44,228,163

    Net earnings                                                  --       2,752,828     2,752,828

    Conversion from Class B shares to Class A shares              --            --            --

    Exercise of stock options (Note 13)                         82,500          --          92,500
                                                            ----------   -----------   -----------
BALANCE, August 30, 1998                                    $9,274,561   $35,956,376   $47,073,491
                                                            ==========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                      CONCORD FABRICS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

   FOR THE YEARS ENDED AUGUST 30, 1998, AUGUST 31, 1997 AND SEPTEMBER 1, 1996


                                                               August 30, 1998    August 31,      September 1,
                                                                    1998            1997             1996
                                                                ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                 $  2,752,828    $  3,358,725    $    937,918
   Adjustments to reconcile net earnings to net cash provided by operating activities-
       Depreciation and amortization                               1,865,161       1,724,099       1,813,123
       Deferred income taxes                                        (424,000)        365,000         370,000
       Provision for doubtful accounts                               298,000         901,000       1,070,000
       Loss on sale of equipment                                        --              --            52,569
       Loss on disposal of equipment                                  12,820            --              --
       Loss on disposal of leasehold improvements                       --            51,000            --
       Provision for impairment in value of property held for
          sale                                                       500,000            --              --
   Change in assets and liabilities-
     Decrease (increase) in-
       Accounts receivable                                         3,010,482       4,884,129        (257,400)
       Inventories                                                (3,111,917)      4,419,277       6,748,247
       Prepaid and refundable income taxes                           255,000         168,200       1,627,800
       Prepaid expenses and other current assets                     127,000         203,480         732,084
       Other assets                                                   50,109        (783,691)       (112,236)
     Increase (decrease) in-
       Accounts payable                                              315,300      (2,639,270)     (1,990,962)
       Accrued expenses                                             (179,604)       (889,544)     (1,002,044)
       Income taxes payable                                           59,000            --              --
       Other liabilities                                              72,000          60,000          63,159
                                                                ------------    ------------    ------------
              Net cash provided by operating activities            5,602,179      11,822,405      10,052,258
                                                                ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of held-to-maturity securities                      (21,507,767)    (45,193,998)           --
   Proceeds from sales of held-to-maturity securities             20,437,300      31,671,240            --
   Purchases of property, plant and equipment                     (3,411,853)       (942,328)     (1,695,758)
   Proceeds from sale of equipment                                    84,650         250,390         900,520
                                                                ------------    ------------    ------------
               Net cash used in investing activities              (4,397,670)    (14,214,696)       (795,238)
                                                                ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of notes payable - banks, net                               --              --        (2,000,000)
   Issuance of Class A common stock pursuant to stock options
     exercised                                                        92,500          30,311         123,885
                                                                ------------    ------------    ------------
              Net cash provided by (used in) financing
                 activities                                           92,500          30,311      (1,876,115)
                                                                ------------    ------------    ------------
              Net increase (decrease) in cash and cash
                 equivalents                                       1,297,009      (2,361,980)      7,380,905

CASH AND CASH EQUIVALENTS, beginning of year                       7,381,044       9,743,024       2,362,119
                                                                ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of year                          $  8,678,053    $  7,381,044    $  9,743,024
                                                                ============    ============    ============

        The accompanying notes are an integral part of these statements.

                      CONCORD FABRICS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             AUGUST 30, 1998, AUGUST 31, 1997 AND SEPTEMBER 1, 1996


1.  SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES

Business of the Company

The Company's principal business is the manufacture and distribution of woven and knitted fabrics for sale to manufacturers (primarily of home furnishing and apparel), and to retailers (including chains, department stores and independently owned fabric stores) for resale to the home sewing market.

Principles of Consolidation

The financial statements include the accounts of Concord Fabrics Inc. and its wholly owned subsidiaries (the "Company"). All intercompany investments, advances and transactions have been eliminated.

Inventories

Inventories are stated at lower of cost or market using the first-in, first-out method. Inventory costs comprise material, direct labor and overhead.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.

Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Deferred income taxes are provided for the difference between depreciation expense for financial reporting purposes and for income tax purposes. Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease.

Investments

The Company's investments are in debt securities and stated at amortized cost. The Company has the positive intent and ability to hold the securities to maturity.

Cash Equivalents

For reporting purposes, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents including commercial paper aggregate $5,700,000 at August 30, 1998 and $5,600,000 at August 31, 1997.

Stock Options

In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This statement establishes a fair market value based method of accounting for an employee stock option or similar equity instrument but allows companies to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Companies electing to continue using the accounting under APB Opinion No. 25 must, however, make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied (Note 13). The Company has elected to continue accounting for its stock-based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25 and to provide the disclosures required by SFAS No. 123.

Earnings Per Share

In 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the period under the Company stock option Incentive Program (Note 13). All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the SFAS No. 128 requirements.

Fiscal Year

The Company operated on a 52-53 week year ending on the Sunday closest to August
31. The years ended August 30, 1998, August 31, 1997 and September 1, 1996 were comprised of fifty-two weeks.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  INVENTORIES

Inventories consist of the following:

                                             August 30,   August 31,
                                                1998         1997
                                            -----------  -----------
     Finished goods                         $ 8,844,722  $ 8,164,772
     Work-in-process                          2,596,291    2,527,339
     Greige goods and yarn                    4,574,806    2,211,791
                                            -----------  -----------
                                            $16,015,819  $12,903,902
                                            ===========  ===========

At August 30, 1998, the Company had outstanding commitments to purchase greige goods aggregating approximately $4,500,000.

3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                                                   Estimated
                                            August 30,    August 31,              Useful Life
                                               1998          1997                  (in years)
                                           -----------   -----------             -------------
      Land                                 $    78,503   $    78,503                   --
      Buildings                              2,568,195     2,568,195                19 to 40
      Machinery and equipment                9,442,309     7,414,592                 5 to 9
      Furniture and fixtures                 2,021,457     1,650,269                 3 to 8
      Leasehold improvements                 2,587,301     2,126,870   Term of lease or life of asset
                                           -----------   -----------
                                            16,697,765    13,838,429
      Less- Accumulated depreciation and
        amortization                         7,538,169     6,400,169
                                           -----------   -----------
                Net                        $ 9,159,596   $ 7,438,260
                                           ===========   ===========

4.  OTHER ASSETS

The Company maintains several insurance policies on the lives of its officers and directors with a total face value of $9,843,000. At August 30, 1998 and August 31, 1997, the cash surrender value on these policies aggregated $2,641,000 and $2,456,000, respectively, and are included in other assets in the accompanying consolidated balance sheets.

5.  INCOME TAXES

Income tax provision (benefit) on the consolidated statements of income consists of the following:

                                         August 30,   August 31,  September 1,
                                            1998         1997        1996
                                         ----------   ----------  -----------
          Current:
              Federal                    $1,970,000   $1,480,000    $346,000
              State and local               484,000      255,000      60,000
          Deferred:
              Federal                      (361,000)     216,000     284,000
              State and local               (63,000)     149,000      86,000
                                         ----------   ----------    --------
                                         $2,030,000   $2,100,000    $776,000
                                         ==========   ==========    ========

Income taxes computed at the statutory Federal income tax rate are reconciled to income tax provision (benefit) on the consolidated statements of income as follows:

                                                        August 30,   August 31,  September 1,
                                                           1998         1997        1996
                                                        ----------   ----------  ------------
          Income taxes at statutory Federal income
              tax rate                                  $1,630,000   $1,856,000    $583,000
          Effect of:
              State and local income taxes (net of
                 Federal income taxes)                     278,000      270,000      96,000
              Nondeductible expenses                       122,000      (12,000)    107,000
              Foreign sales corporation                         --      (14,000)    (10,000)
                                                        ----------   ----------  ----------
                                                        $2,030,000   $2,100,000    $776,000
                                                        ==========   ==========    ========

Deferred tax assets and liabilities are comprised of the following elements:

                                                                    August 30,     August 31,
                                                                      1998            1997
                                                                   -----------    -----------
Gross deferred assets:
    Excess of tax over financial statement basis of property and
       plant leased to others                                      $   171,500    $   173,000
    Estimated doubtful accounts                                        540,000        540,000

    Excess of tax over financial statement basis of inventory        1,051,700        941,000
    Accruals deductible for tax purposes when paid                     427,500        421,000
                                                                   -----------    -----------
          Gross deferred assets                                      2,190,700      2,075,000
                                                                   -----------    -----------

Excess of financial statement over tax basis of property, plant
    and equipment                                                      325,700        431,000
Excess of financial statement over tax basis of property, plant
    and equipment held for sale                                        218,000        421,000
                                                                   -----------    -----------
          Gross deferred liabilities                                   543,700        852,000
                                                                   -----------    -----------
          Net deferred taxes                                       $ 1,647,000    $ 1,223,000
                                                                   ===========    ===========

Reflected on consolidated balance sheets:
    Current deferred asset, net                                    $ 1,935,000    $ 1,773,000
    Noncurrent deferred (liability), net                              (288,000)      (550,000)
                                                                   -----------    -----------
          Net deferred taxes                                       $ 1,647,000    $ 1,223,000
                                                                   ===========    ===========

6.  NOTES PAYABLE - BANKS

The Company has total bank lines of credit aggregating $20,000,000. Amounts borrowed are generally due in 30 to 90 days. The line of credit arrangements are informal and are cancelable at the banks' option and provide for borrowings at the prime lending rate. There were no borrowings under these arrangements at August 30, 1998 and August 31, 1997.

7.  ACCRUED EXPENSES

                                                                          August 30,   August 31,
                                                                             1998         1997
                                                                          ----------  ----------
      Interest                                                            $  474,425  $  474,425
      Salaries, commissions and other performance-
          related compensation                                             1,484,085   1,685,795
      Profit sharing (Note 8)                                                335,000     345,000
      Miscellaneous expenses                                               1,005,373     973,267
                                                                          ----------  ----------
                                                                          $3,298,883  $3,478,487
                                                                          ==========  ==========

8.  PROFIT SHARING PLAN

The Company has a noncontributory profit sharing plan, for the benefit of eligible full-time employees, which provides for a minimum annual contribution to a trust fund based on percentages of pretax profits (as defined). The Board of Directors may increase such minimum annual contribution at its sole discretion, but all contributions are limited to the maximum amount deductible for federal income tax purposes. Contributions of $335,000, $345,000 and $150,000 were made for the years ended August 30, 1998, August 31, 1997 and September 1, 1996, respectively.

9.  NOTES PAYABLE

On November 30, 1994, the Company borrowed $20,000,000 from an insurance company. In December 1996, the insurance company sold $10,000,000 of the above amount to a financial institution.

The unsecured loans bear interest at 9.31% a year and are repayable in seven equal annual installments commencing November 30, 1998. A portion of the loan proceeds was used to prepay a previous outstanding loan.

The loan agreement requires maintenance of tangible net worth of approximately $39,700,000 at August 30, 1998. The Company must also maintain, at each fiscal quarter end, ratios of current assets to current liabilities and current assets to total liabilities of not less than 1.5 to 1 and 1.4 to 1, respectively, and may not permit debt for borrowed money to exceed 55% of capitalization (as defined). The agreement also prohibits the pledging of assets and restricts dividends and redemptions of capital stock to $3,000,000 plus 50% of consolidated net income (as defined) subsequent to August 28, 1994.

At August 30, 1998, $5,843,000 was available for such payments. The Company was in compliance with these covenants as of August 30, 1998.

10.  LEASES

The Company leases showroom and office space and various equipment under leases expiring at various dates to 2003.

Minimum rental payments under long-term leases in effect at August 30, 1998 are as follows:

           Year ending:
               1999                                 $  835,000
               2000                                    701,000
               2001                                    651,000
               2002                                    651,000
               2003                                    271,000
                                                    ----------
                                                    $3,109,000
                                                    ==========

Rent expense aggregated $1,396,000 in 1998, $1,467,000 in 1997 and $1,925,000 in
1996.

11.  INTEREST EXPENSE

Interest expense, net on the consolidated statements of income, consists of the following:

                                      August 30,   August 31,    September 1,
                                         1998         1997          1996
                                     -----------   ----------    ----------
      Interest expense               $ 1,862,000   $1,856,896    $1,950,121
      Interest income                 (1,084,867)    (755,121)     (138,374)
                                     -----------   ----------    ----------
                        Net          $   777,133   $1,101,775    $1,811,747
                                     ===========   ==========    ==========

12.  COMMON STOCK

The Class A and Class B shares principally differ as follows:

     a. The Class A shares have a 15% dividend preference and a 10% liquidation preference with respect to the Class B shares.

     b. Holders of Class A shares are entitled to one vote a share whereas holders of Class B shares are entitled to ten votes a share.

     c. Holders of Class A shares, voting as a separate class, are entitled to elect 25% of the Company's directors and holders of Class B shares, voting as a separate class, are entitled to elect the remaining directors.

     d. Class B shares are convertible into Class A shares on the basis of one share of Class A shares for each share of Class B shares; Class A shares have no conversion rights. During the years ended August 30, 1998, August 31, 1997 and September 1, 1996, 8,650, 53,300 and 50
          Class B shares, respectively, were converted to an equal number of Class A shares.

13.  STOCK OPTIONS

Pursuant to an Incentive Program adopted on January 10, 1989, and amended on December 4, 1996, awards (as defined) may be granted to key employees and directors of the Company up to a maximum of 500,000 shares of the Company's Class A common stock.

On January 10, 1989, options to purchase an aggregate of 150,000 shares of the Company's Class A common stock at $3 a share (fair market value at such date) were granted to three employees. The options are exercisable in five annual installments commencing January 10, 1995, and expire ten years from the date of grant.

On March 1, 1994, an option to purchase 10,000 shares of the Company's Class A common stock at $9.50 a share (fair market value at such date) was granted to an employee. The option was canceled upon the employee's termination of employment during the year ended September 3, 1995.

On January 9, 1996, options to purchase an aggregate of 200,000 shares of the Company's Class A common stock at $4.625 a share (fair market value at such date), were granted to two employees. The options are exercisable in five annual installments commencing January 9, 1997 and expire ten years from the date of the grant.

On January 9, 1996, options to purchase 5,000 shares of the Company's Class A stock at $4.625 (fair market value at such date) were granted to two outside directors. The options became exercisable one year from the date of grant and terminate the sooner of five years, or two years after a director's termination.

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

On January 13, 1998, options to purchase 7,500 shares of the Company's Class A stock at $8.875 (fair market value at such date) were granted to three outside directors. The options are exercisable January 13, 1999 and expire five years from the date of grant.

The following table reflects activity under the plan:

                                                                Options Outstanding
                                                     ------------------------------------------------
                                                                                            Weighted
                                                                                             Average
                                   Shares Available                                         Exercise
                                       for Grant           Shares             Amount         Price
                                   ----------------   -------------      -------------     ---------
       At September 3, 1995                 350,000         100,000       $    300,000     $    3.00
           Granted                         (205,000)        205,000            948,125          4.63
           Exercised (1)                         --         (41,295)          (123,886)        (3.00)
           Canceled                           2,455          (2,455)            (7,365)        (3.00)
                                   ----------------   -------------      -------------     ---------
       At September 1, 1996                 147,455         261,250          1,116,874          4.28
           Granted                         (105,000)        105,000            715,250          6.81
           Exercised (1)                         --          (8,750)           (30,313)        (3.46)
                                   ----------------   -------------      -------------     ---------
       At August 31, 1997                    42,455         357,500          1,801,811          5.04
           Granted                           (7,500)          7,500             66,563          8.88
           Exercised (1)                         --         (20,000)           (92,500)        (4.63)
                                   ----------------   -------------      -------------     ---------
       At August 30, 1998                    34,955         345,000       $  1,775,874     $    5.15
                                   ================   =============       ============     =========

       (1) The excess of the exercise price over the par value of the Class A common stock issued has been credited to additional paid-in capital as follows:

            Year-End                                       Amount
            --------                                      --------
       August 30, 1998                                 $        82,500
       August 31, 1997                                          25,938
       September 1, 1996                                       103,238

The Company accounts for equity-based awards granted to employees and directors under APB Opinion No. 25 under which no compensation cost has been recognized for stock options granted at fair market value. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net earnings and basic earnings per share would have decreased to the following pro forma amounts:

                                             Year Ended
                          August 30, 1998   August 31, 1997   September 1, 1996
                          ---------------   ---------------   -----------------
      Net earnings:
          As Reported      $ 2,752,828      $ 3,358,725           $ 937,918
          Pro Forma          2,675,716        3,285,025             890,718

      Basic EPS:
          As Reported      $      0.75      $      0.92           $    0.26
          Pro Forma               0.73             0.90                0.25

The SFAS No. 123 method of accounting has not been applied to options granted prior to September 3, 1995. The resulting pro forma compensation expense may not be indicative of pro forma expense in future years.

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                            1998          1997          1996
                                            ----          ----          ----
      Risk-free interest rates              6.00%         6.00%         6.00%
      Expected lives                      5 years       6 years       5 years
      Expected volatility                  39.00%        38.00%        40.00%
      Expected dividend yields              0.00%         0.00%         0.00%

For options granted at an exercise price equal to fair market value, the weighted average fair value of such options is $4.99 and the weighted average of the exercise price of such options is $3.67.

For an option granted during fiscal 1997 at an exercise price greater than fair market value, the fair value of such option is $6.38 and the exercise price is $4.92.

The following table summarizes information about stock options outstanding at August 30, 1998:

                                Outstanding                                            Options Exercisable
--------------------------------------------------------------------------    ------------------------------------
                      Number         Weighted Average     Weighted Average         Number         Weighted Average
  Exercise       Outstanding at        Remaining             Exercise         Exercisable at         Exercise
   Price        August 30, 1998     Contractual Life          Price           August 30, 1998          Price
----------      ---------------     -----------------     ----------------    ---------------     ----------------
  $ 3.0000             50,000             1.0             $   3.0000               50,000          $  3.0000
    4.6250            182,500             8.0                 4.6250               62,500             4.6250
    6.6250              5,000             3.0                 6.6250                5,000             6.6250
    6.3750             30,000             8.0                 6.3750                6,000             6.3750
    7.0125             70,000             3.0                 7.0125               14,000             7.0125
    8.8750              7,500             5.0                 8.8750                   --             8.8750
                -------------                                                ------------
                      345,000                                                     137,500
                =============                                                ============

14.  PROPERTY AND PLANT LEASED TO OTHERS

In February 1994, the Company sold its Chino, California machinery and equipment and leased the land and building for a five-year period at an annual net rental of $297,000. The lessee was also granted the option to purchase the land and building during the lease period for $2,900,000. If the lessee does not exercise its purchase option, the Company intends to put the property up for sale.

15.  ACQUISITION OF KAT-EM INTERNATIONAL, INC.

On April 18, 1994, the Company purchased all of the capital stock of Kat-Em International, Inc. (Kat-Em), an importer of printed and solid finished fabrics used in the apparel industry.

During 1996, the Company decided to wind down the Kat-Em operations and in August 1996, Kat-Em was merged into Concord Fabrics Inc.

16.  PROPERTY, PLANT AND EQUIPMENT HELD FOR SALE

The Company decided to dispose of its Washington, Georgia dyeing and finishing plant and is actively searching for a buyer; manufacturing operations ceased October 6, 1995. At such time, the Company estimated the net realizable value of the facility and accrued expenses for an estimated disposition period.

In fiscal 1998, the Company reevaluated the facility and, accordingly, recorded a charge of $500,000 reflecting the estimated impairment in value. During fiscal 1997, the Company repaired the facility's roof at a cost of $130,000 which was charged to operations.

17.  SUPPLEMENTAL INFORMATION -
     CONSOLIDATED STATEMENTS OF
     CASH FLOWS

                                       August 30,   August 31,    September 1,
                                          1998        1997           1996
                                     ------------   ----------   -------------
       Cash paid (refunded) for:
           Interest                  $ 1,862,000   $ 1,862,000   $ 1,984,000
           Income taxes                2,139,000     1,671,000    (1,229,000)

18.  CONCENTRATION OF CREDIT RISK

Cash in banks, based on bank statement balances, exceeded federally insured limits by approximately $1,110,000 and $2,675,000 at August 30, 1998 and 1997, respectively. The Company's investment in commercial paper at August 30, 1998 and August 31, 1997 were with financial institutions.

Accounts receivable from manufacturers and retailers aggregated approximately $12,585,000 and $6,768,000 at August 30, 1998, and $14,604,000 and $8,059,000 at
August 31, 1997, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.

19.  FAIR VALUES OF
     FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, temporary investments and debt. The following summarizes the methods used to estimate the fair market value of these financial instruments.

The carrying values of cash and temporary investments approximate their fair values due to their short-term maturities.

The carrying value of the $20,000,000 notes payable at August 30, 1998 approximates fair value based on their future cash flows discounted at a current rate for debt with similar terms and maturities.

At August 30, 1998 and August 31, 1997, letters of credit amounting to approximately $627,000 and $260,000, respectively, relating to purchase commitments issued to foreign suppliers were outstanding.

CONCORD FABRICS INC. AND SUBSIDIARIES

VALUATIONS AND QUALIFYING ACCOUNTS

SCHEDULE II


          COLUMN A                 COLUMN B            COLUMN C            COLUMN D         COLUMN E

                                  BALANCE AT           ADDITIONS
                                   BEGINNING          CHARGED TO                           BALANCE AT
         DESCRIPTION                OF YEAR           OPERATIONS          DEDUCTIONS*      END OF YEAR
         -----------                -------           ----------          -----------      -----------
Estimated doubtful accounts:

Year ended
    September 1, 1996              $1,225,000         $1,070,000            $685,000        $1,610,000

Year ended
    August 31, 1997                $1,610,000           $901,000          $1,161,000        $1,350,000

Year ended
    August 30, 1998                $1,350,000           $298,000            $298,000        $1,350,000

 *Deductions from estimated doubtful accounts represent accounts written off, net of recoveries of accounts written off in prior years.


The accompanying notes to the consolidated financial statements are an integral part of these statements.

Item 9. Disagreements on Accounting and Financial Disclosure.
        Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of Concord Fabrics Inc.

        This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 12, 1999, to be filed pursuant to Section 14 of the Exchange Act within 120 days after the end of the Company's 1998 fiscal year.

Item 11. Executive Compensation.

        This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 12, 1999, to be filed pursuant to Section 14 of the Exchange Act within 120 days after the end of the Company's 1998 fiscal year.

Item 12. Security

Ownership of Certain Beneficial Owners of Management.

        This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 12, 1999, to be filed pursuant to Section 14 of the Exchange Act within 120 days after the end of the Company's 1998 fiscal year.

Item 13. Certain Relationships and Related Transactions.

        This information is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 12, 1999, to be filed pursuant to Section 14 of the Exchange Act within 120 days after the end of the Company's 1998 fiscal year.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        (a) (1) and (2) The following financial statements and schedules are filed as part of this Report. See Item 8 -- Index of Financial Statements and Schedules.

        (a) (3) Exhibits.

        *3.1 Delaware Certificate of Incorporation of the Concord Fabrics Inc. incorporated by reference from Appendix B to the Company's Proxy Statement dated January 26, 1988.

        *3.2 Delaware bylaws of Concord Fabrics Inc. incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended August 28, 1988.

        *4.1 Note Agreement between Concord Fabrics Inc. and John Hancock Mutual Life Insurance Company dated November 30, 1994 (the "Note Agreement"), incorporated by reference from exhibit 4.1 to Concord's Report on Form 8-K dated December 15, 1994.

        *10.1 Employment Agreement dated as of March 2, 1994 between the Company and Earl Kramer, incorporated by reference from exhibit 10.2 to Concord's annual report on form 10-K for the year ended August 28, 1994.

        *10.2 Deferred Compensation Agreement dated June 14, 1977, as amended on February 5, 1986 between the Company and Martin Wolfson incorporated by reference to exhibit 10.5 to Concord's Annual Report on Form 10-K for the fiscal year ended August 31, 1986.

        *10.3 Lease Agreement dated August 1, 1994 between 1359 Broadway Associates and Concord Fabrics Inc., incorporated by reference from exhibit 10.4 to Concord's Annual Report on form 10-K for the year ended August 29, 1994.

        *10.4 Lease Agreement dated October 1, 1994 between 1359 Broadway Associates and Concord Fabrics Inc., incorporated by reference from exhibit 10.5 to Concord's Annual Report on form 10-K for the year ended August 28,1994.

        22 Subsidiaries of Concord Fabrics Inc.: Concord FSC Inc.and Trilogy Fabrics Inc.

(b) No report on Form 8-K was filed by Concord Fabrics Inc. In fiscal 1998.

------------------------

*Document is available at Public Reference Section of the Securities and Exchange Commission, Commission File No. 1-5960.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Concord Fabrics Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 18, 1998                           CONCORD FABRICS INC.


                                                    By:\s\ Earl Kramer
                                                       ---------------
                                                       Earl Kramer
                                                       President and Director


        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of Concord Fabrics Inc. and in the capacities and on the dates indicated.

SIGNATURE                                    TITLE                                                DATE
---------                                    -----                                                ----
\S\ Earl Kramer                              Director, President                                  November 18, 1998
-----------------                            (Principal Executive
Earl Kramer                                  Officer)



\S\ Martin Wolfson                           Director, Senior Vice                                November 18, 1998
------------------                           President, Treasurer
Martin Wolfson                               (Principal Financial Officer)





\S\ Jeffrey Cohen                            Controller (Principal                                November 18, 1998
-----------------                            Accounting Officer)
Jeffrey Cohen




\S\ Alvin Weinstein                          Director, Chairman of                                November 18, 1998
-------------------                          the Board
Alvin Weinstein




\S\ David Weinstein                          Director, President of                               November 18, 1998
-------------------                          Concord House Division
David Weinstein




_____________________                        Director                                             November 18, 1998
George Gleitman




_____________________                        Director                                             November 18, 1998
Fred Heller




\S\Richard Solar                             Director                                             November 18, 1998
---------------------
Richard Solar