Form 10-Q
period 1998-11-29
CONCORD FABRICS INC
filed 1999-01-06
CIK 23249

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED   November 29, 1998  COMMISSION FILE NUMBER 1-5960



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


2,213,972 shares of Registrant's Class A Common Stock, par value $.50 per share and 1,446,451 shares of Registrant's Class B Common Stock, par value $.50 per share were outstanding as of December 29, 1998.

                                                               1 of 16

                  CONCORD FABRICS INC. AND SUBSIDIARIES

                      QUARTERLY REPORT ON FORM 10-Q

                 FOR THE QUARTER ENDED NOVEMBER 29, 1998



                               INDEX                      Page Number

PART I.        Financial Information

     Item 1.   Financial Statements

               Consolidated Statements of Income -
               Thirteen Weeks Ended November 29, 1998
               (Unaudited) and November 30, 1997 (Unaudited)        3

               Consolidated Balance Sheets - November 29, 1998
               (Unaudited), August 30, 1998 (Derived
               from Audited Financial Statements) and
               November 30, 1997 (Unaudited)                      4-5

               Consolidated Statements of Changes in
               Stockholders' Equity (Unaudited for the period
               August 30, 1998 to November 29, 1998)                6

               Consolidated Statements of Cash Flows -
               Thirteen Weeks Ended November 29, 1998
               (Unaudited) and November 30, 1997 (Unaudited)        7

               Notes to Consolidated Financial Statements
               (Unaudited)                                       8-12

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                       13-14

Part II.       Other Information

     Item 6.   Exhibits and Reports on Form 8-K                    15

               Signature Page                                      16









                                                              2 of 16

 Item 1. Financial Statements
         --------------------

                     CONCORD FABRICS INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                 (Unaudited)

                                   (Note A)


                                            For the Thirteen Weeks Ended
                                            ----------------------------
                                            November 29,    November 30,
                                                1998            1997
                                            ------------    ------------
Net Sales ................................. $22,596,600     $24,750,402
                                            -----------     -----------
Cost of Sales .............................  15,473,097      17,081,341
Merchandising Expenses ....................   1,700,280       1,872,485
Selling and Shipping Expenses .............   1,990,683       1,892,306
General and Administrative Expenses .......   2,349,998       2,399,635
Interest Expense (Net) ....................     185,487         174,041
                                            -----------     -----------
      Total ............................... $21,699,545     $23,419,808
                                            -----------     -----------

Earnings before income taxes ..............     897,055       1,330,594

Income tax provision ......................     375,000         535,000
                                            -----------     -----------

Net Earnings .............................. $   522,055     $   795,594
                                            ===========     ===========

Basic Earnings Per Share ..................        $.14            $.22
                                            ===========     ===========
Diluted Earnings Per Share ................        $.14            $.21
                                            ===========     ===========

Weighted average shares used in computing
   basic earnings per share ...............   3,682,526       3,665,107
                                            ===========     ===========
Weighted average shares used in computing
   diluted earnings per share .............   3,766,520       3,799,057
                                            ===========     ===========
Dividend per Common Share .................     NONE            NONE
                                            ===========     ===========
The attached notes are made a part hereof.

                                                                3 of 16

                     CONCORD FABRICS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    (Note A)

                                                   August 30,
                                                      1998
                                                  (Derived from
                                   November 29,      Audited       November 30,
                                       1998         Financial          1997
A S S E T S                        (Unaudited)     Statements)     (Unaudited)
-----------                        ------------    ------------    ------------

Current Assets:
   Cash and cash equivalents ..... $11,574,993     $ 8,678,053     $11,734,313

   Held to maturity investments
      (at cost) ..................   9,939,625      14,593,225      10,854,833

   Accounts receivable (less
      allowance for doubtful accounts
      of $1,472,000 on November 29,
      1998, $1,350,000 on August 30,
      1998, and $1,501,000 on
      November 30, 1997) .........  18,032,087      18,003,495      18,605,931

   Inventories (Note B) ..........  18,971,743      16,015,819      17,168,452

   Prepaid and refundable income
      taxes ......................     -0-             -0-             255,000

   Prepaid expenses and other
     current assets ..............   1,184,509       1,289,839       1,025,406

   Deferred income taxes .........   1,866,000       1,935,000       1,666,000
                                   ------------    -----------     -----------
   Total Current Assets .......... $61,568,957     $60,515,431     $61,309,935

Property, plant and equipment
   (at cost, less accumulated
   depreciation and amortization of
   $7,988,683 on November 29,
   1998, $7,538,169 on August 30,
   1998, and $6,745,539 on
   November 30, 1997) ............   9,808,869       9,159,596       7,371,463

Property and plant leased to others    -0-           1,737,052       1,851,172
Property, plant, & equipment held for
   sale - at estimated disposal value
   (Notes H & I) .................   2,992,331       1,352,319       1,904,434
Other assets .....................   2,902,171       3,119,732       2,950,057
                                   -----------     -----------     -----------
      T O T A L .................. $77,272,328     $75,884,130     $75,387,061
                                   ===========     ===========     ===========
The attached notes are made a part hereof.                             4 of 16
                     CONCORD FABRICS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                    (Note A)
                                                   August 30,
                                                      1998
                                                  (Derived from
                                   November 29,      Audited       November 30,
                                       1998         Financial          1997
L I A B I L I T I E S              (Unaudited)     Statements)     (Unaudited)
---------------------              ------------    ------------    ------------
Current Liabilities:
   Current portion of notes payable
      insurance company (Note D) . $ 2,850,000     $ 2,850,000     $   -0-
   Accounts payable ..............   5,496,385       4,608,507       5,995,428
   Accrued expenses and taxes ....   2,965,451       3,298,883       2,883,627
   Income taxes payable ..........     434,000          59,000         432,000
                                   -----------     -----------     -----------
   Total Current Liabilities ..... $11,745,836     $10,816,390     $ 9,311,055

Notes payable - insurance
   company (Note D) ..............  17,150,000      17,150,000      20,000,000
Deferred income taxes ............     288,000         288,000         550,000
Other liabilities ................     574,249         556,249         502,249
                                   -----------     -----------     -----------
   Total Liabilities ............. $29,758,085     $28,810,639     $30,363,304
Commitments and contingencies      -----------     -----------     -----------
   (Notes B and C)

S T O C K H O L D E R S '  E Q U I T Y
--------------------------------------
Common stock: (Notes E & F)
   Class A - $.50 par value
      authorized 4,000,000 shares,
      issued 2,238,656 shares at
      November 29, 1998, 2,237,656
      shares at August 30, 1998
      and 2,216,356 shares at
      November 30, 1997 ..........   1,119,328       1,118,828       1,108,178
   Class B - $.50 par value
      authorized 4,000,000 shares,
      issued 1,446,451 shares at
      November 29, 1998, 1,447,451
      shares at August 30, 1998
      and 1,448,751 shares at
      November 30, 1997 ..........     723,226         723,726         724,376
Additional paid-in capital .......   9,274,561       9,274,561       9,192,061
Retained earnings ................  36,478,431      35,956,376      33,999,142
Treasury stock at cost
   12,503 shares (Note J) ........     (81,303)        -0-             -0-
                                   -----------     -----------     -----------
   Total Stockholders' Equity .... $47,514,243     $47,073,491     $45,023,757
                                   -----------     -----------     -----------
      T O T A L .................. $77,272,328     $75,884,130     $75,387,061
                                   ===========     ===========     ===========
The attached notes are made a part hereof.                             5 of 16

                                    CONCORD FABRICS INC.

                             CONSOLIDATED STATEMENTS OF CHANGES

                                  IN STOCKHOLDERS' EQUITY



                  Class A Common Stock  Class B Common Stock Additional Retained  Total
                    Number     Dollar    Number     Dollar    Paid-in   Earnings  Stockhold-
                   of Shares   Value    of Shares   Value     Capital             ers' Equity
                   -------------------- ------------------ ---------- ----------- -----------
September 1, 1996  2,146,956 $1,073,478 1,509,401 $754,701 $9,166,123 $29,844,823 $40,839,125

Net Earnings                                                            3,358,725   3,358,725

Conversion from
   Class B shares
   to Class A
   shares             53,300     26,650   (53,300) (26,650)

Exercise of stock
   options             8,750      4,375                        25,938                  30,313
                   -------------------- ------------------ ---------- ----------- -----------
August 31, 1997    2,209,006  1,104,503 1,456,101  728,051  9,192,061  33,203,548  44,228,163

Net Earnings                                                            2,752,828   2,752,828

Conversion from
   Class B shares
   to Class A
   shares              8,650      4,325    (8,650)  (4,325)
Exercise of stock
   options            20,000     10,000                        82,500                  92,500
                   -------------------- ------------------ ---------- ----------- -----------
August 30, 1998    2,237,656  1,118,828 1,447,451  723,726  9,274,561  35,956,376  47,073,491

Net Earnings                                                              522,055     522,055

Conversion from
   Class B shares
   to Class A
   shares              1,000        500    (1,000)    (500)
                   -------------------- ------------------ ---------- ----------- -----------
Balance            2,238,656 $1,119,328 1,446,451 $723,226 $9,274,561 $36,478,431 $47,595,546
                   -------------------- ------------------ ---------- -----------
Less purchase of Treasury Stock
   in Fiscal 1999                                                                     (81,303)
                                                                                  -----------
November 29, 1998                                                                 $47,514,243
                                                                                  ===========

The data reflecting Changes in Stockholders' Equity for the period August 30, 1998 to November
29, 1998 is unaudited.


The attached notes are made a part hereof.


                                                                       6 of 16

                      CONCORD FABRICS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     (Note A)

                                                         For the Thirteen Weeks Ended
                                                       --------------------------------
                                                       November 29,        November 30,
                                                           1998                1997
                                                       ------------        ------------
Cash flows from operating activities:
   Net earnings ....................................   $   522,055         $   795,594
      Adjustments to reconcile net earnings to net
        cash provided by operating activities:
         Depreciation and amortization .............       329,398             383,410
         Deferred income taxes .....................        69,000             107,000
         Provision for doubtful accounts ...........       119,997             148,649

         Changes in assets:
            Decrease (increase) in:
               Accounts receivable .................      (148,589)          2,557,397
               Inventories .........................    (2,955,924)         (4,264,550)
               Prepaid expenses and other
                 current assets ....................       105,330             391,433
               Other assets ........................       217,561             255,088
         Changes in liabilities:
            Increase (decrease) in:
               Accounts payable ....................       887,878           1,702,221
               Accrued expenses and taxes ..........      (333,432)           (594,860)
               Income taxes payable ................       375,000             432,000
               Other liabilities ...................        18,000              18,000
                                                       ------------        ------------
   Net cash provided by (used in) operating activities    (793,726)          1,931,382
                                                       ------------        ------------
Cash flows from investing activity:
   Proceeds from sales of held to maturity
      securities ...................................    14,593,225           4,667,925
   Purchases of held to maturity securities ........    (9,939,625)         (2,000,000)
   Purchases of property, plant, and equipment .....      (940,631)           (278,573)
   Proceeds from sale of machinery and equipment ...        59,000              32,535
   Repurchase of Class A Common Stock at cost ......       (81,303)            -0-
                                                       ------------        ------------
   Net cash provided by investing activities .......     3,690,666           2,421,887

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........     2,896,940           4,353,269
                                                       ------------        ------------
Cash and cash equivalents - beginning of period ....     8,678,053           7,381,044
                                                       ------------        ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD ..........   $11,574,993         $11,734,313
                                                       ============        ============
Supplemental Information:
Cash Paid for:
     Interest ......................................       931,000             931,000
     Income taxes ..................................        97,000               3,000

The attached notes are made a part hereof.




                                                                       7 of 16
                    CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                            AS AT NOVEMBER 29, 1998

                                  (Unaudited)

Note A

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended November 29, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders and Form 10-K for the fiscal year ended August 30, 1998.

Note B - Inventories:

Inventories are summarized by as follows:

                       November 29,      August 30,     November 30,
                           1998             1998            1997
                       ------------     -----------     ------------
Finished goods......... $10,703,063     $ 8,844,722      $ 9,270,180
Work-in-process........   2,376,339       2,596,291        3,735,099
Greige goods and yarn..   5,892,341       4,574,806        4,163,173
                       ------------     -----------     ------------
   Total............... $18,971,743     $16,015,819      $17,168,452
                       ============     ===========     ============

The foregoing inventory amounts at November 29, 1998 and November 30, 1997 were derived from perpetual inventory records maintained by the Company.

At November 29, 1998, the Company had outstanding commitments to purchase greige goods aggregating $1,000,000.

Note C - Notes Payable - Banks:

At November 29, 1998, the Company was free of bank debt and had total unused bank lines of credit aggregating $20,000,000.

The Company had approximately $198,000 of letters of credit outstanding as at November 29, 1998.

Note D - Notes Payable - Insurance Company:

On November 30, 1994, the Company obtained a $20,000,000 loan from John
                                                                   8 of 16

                     CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                            AS AT NOVEMBER 29, 1998

                                  (Unaudited)


                                                           Continued

Hancock Mutual Life Insurance Company. This unsecured loan bears interest at 9.31% a per annum and is repayable in seven equal annual installments commencing on November 30, 1998. The first annual installment of $2,850,000 was paid on November 30, 1998, subsequent to the end of the first quarter.

The loan agreement requires maintenance of certain financial ratios and maintenance of tangible net worth of approximately $39,953,000. The agreement also prohibits the pledging of assets and restricts dividends and redemptions of capital stock to $3,000,000 plus 50% of net earnings subsequent to August 28, 1994; the cumulative amount available for such payments aggregated approximately $6,023,000 at November 29, 1998.

Note E - Common Stock:

The Class A and Class B shares principally differ as follows:

(1) The Class A shares have a 15% dividend preference and a 10% liquidation preference with respect to the Class B shares.

(2) Holders of Class A shares are entitled to one vote a share whereas holders of Class B shares are entitled to ten votes a share.

(3) Holders of Class A shares voting as a separate class are entitled to elect 25% of the Company's directors and holders of Class A shares and Class B shares voting together are entitled to elect the remaining directors.

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

On January 10, 1989, options to purchase an aggregate of 150,000 shares of the Company's Class A common stock at $3 a share (fair market value at such date) were granted to three employees. The options are fully exercisable and expire ten years from the date of grant.
                                                                   9 of 16

                     CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                            AS AT NOVEMBER 29, 1998

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

On January 9, 1996 options to purchase 5,000 shares of the Company's Class A common stock at $4.625 (fair market value at such date) were granted to two outside directors. On September 2, 1996, options to purchase an additional 5,000 shares of the Company's Class A common stock at $6.625 (fair market value at such date) were granted to those directors.

On January 14, 1997, the Company granted an option to the Chairman of the Board of Directors to purchase an aggregate of 70,000 shares of the Company's Class A common stock at $7.0125 a share (110% of the fair market value at such date). This option is exercisable in five annual installments commencing January 14, 1998, and expires five years from the date of grant; the Chairman was also granted an option to purchase 30,000 shares of the Company's Class A common stock at $6.375 a share. This option is exercisable in five annual installments commencing January 14, 1998 and expires ten years from the date of grant.

On January 13, 1998 options to purchase 7,500 shares of the Company's Class A common stock at $8.875 (fair market value at such date) were granted to three outside directors. The options are exercisable January 13, 1999 and expire five years from the date of grant.

On November 10, 1998 options to purchase 30,000 shares of the Company's Class A common stock at $6.50 (fair market value at such date) were granted to three outside directors (10,000 shares each). The options are exercisable over a four year period commencing November 10, 1999 at 25% per year and expire five years from the date of grant.

The Company accounts for equity - based awards granted to employees and directors under APB Opinion No. 25 under which no compensation cost has been recognized for stock options granted at fair market value. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the decrease in the Company's net earnings and net earnings per share would have not been material.

Note G - Earnings Per Share:

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and
                                                                 10 of 16


                    CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                            AS AT NOVEMBER 29, 1998

                                  (Unaudited)

                                                           Continued


fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the period under the Company stock option Incentive Program (Note F). All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the SFAS No. 128 requirements.

Note H - Chino, California Facility:

In February 1994, the Company leased the land and building at its Chino, California facility for a five year period at an annual net rental of $297,000; the lessee was also granted the option to purchase the land and building during the lease period for $2,900,000. In the first quarter of fiscal 1999 the lessee chose not to exercise its purchase option and the Company put the property up for sale. The property has therefore been reclassified to property, plant, & equipment held for sale - at estimated disposal value of $1,699,012 from property and plant leased to others.

Note I - Washington, Georgia Facility:

In the fourth quarter of fiscal 1995 the Company decided to dispose of its Washington, Georgia dyeing and finishing plant and has been actively searching for a buyer; manufacturing operations ceased October 6, 1995. At such time, the Company reclassified the facility to property, plant and equipment held for sale and estimated the net realizable value of the facility and accrued expenses for an estimated disposition period.

In fiscal 1998, the Company reevaluated the facility and, in that connection, recorded a charge of $500,000 reflecting the estimated impairment in value. As of November 29, 1998 the estimated disposal value of the Washington facility was $1,293,319. During fiscal 1997, the Company repaired the facility's roof at a cost of $130,000 which was charged to operations.

Note J - Stock Repurchase:

In September, 1998, the Company's Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock. The repurchases were to be made at the discretion of Concord's management depending upon financial and market conditions and in accordance with rules

                                                                  11 of 16

                    CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                            AS AT NOVEMBER 29, 1998

                                  (Unaudited)

                                                           Continued

provided by the Securities and Exchange Commission and the American Stock Exchange. At November 29, 1998, 12,503 shares had been repurchased and are recorded at cost in the Stockholders' Equity section of the Balance Sheet as Treasury Stock.







































                                                                  12 of 16

                     CONCORD FABRICS INC. AND SUBSIDIARIES

                               NOVEMBER 29, 1998

Item 2..........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OPERATIONS - Thirteen Weeks Ended November 29, 1998 Compared With Thirteen Weeks Ended November 30, 1997.

Fabric sales decreased by 8.7%. This resulted from an 8.9% decline in yards sold and a .2% increase in average selling price. Sales of knitted fabrics and sales of Concord House fabrics both declined.

Gross profit margin increased from 31% in the prior period to 31.5% in the current period. Improved gross margins on knitted fabric sales offset slightly poorer gross margins on Concord House fabric sales.

Earnings before income taxes for the first thirteen weeks of fiscal 1999 were $897,000 compared with $1,331,000 for the first thirteen weeks of fiscal 1998. Net earnings were $522,000 for 1999 and $796,000 for 1998. The decline in earnings was principally due to the decline in sales. Expenses declined by $123,000 but as a percent of sales they increased from 24.9% in the first quarter of fiscal 1998 to 26.7% in the current period. Customer orders for future deliveries continue at levels below those obtained in fiscal, 1998 and it is likely that second quarter earnings will decline from fiscal 1998 levels.

LIQUIDITY AND CAPITAL RESOURCES

During the first thirteen weeks of fiscal 1999, the Company's operations used $794,000 cash as a result of increased inventories. Fixed assets in the amount of $941,000 were acquired ($672,000 for plant and equipment at the Company's Milledgeville, Georgia production facility and the balance for furniture, fixtures and leasehold improvements in the Company's New York office). The Company reduced its investments in held to maturity securities by $4,654,000. The sale of machinery and equipment produced $59,000 in cash. Repurchase of 12,503 shares of stock used $81,000. As a result, cash increased by $2,897,000 during the period. Working capital increased by $124,000. The Company expects it short-term cash investments, its lines of credit and cash flow from operations to be adequate to finance operations and meet its cash requirements for the rest of fiscal 1999.

Year 2000 Compliance

The Company believes it has taken reasonable steps in developing its Year 2000 Program. Its computer systems provide for four digits in the year field so that data processing and reporting should not be disrupted at the millennium. Notwithstanding this, the Company cannot be certain whether microprocessors embedded in other equipment or Year 2000 problems of its customers, key suppliers or service providers will be discovered and or resolved satisfactorily before the Year 2000. The Company is requesting

                                                                       13 of 16
                     CONCORD FABRICS INC. AND SUBSIDIARIES

                               NOVEMBER 29, 1998

                                                           Continued


Item 2..........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Year 2000 Compliance

information on Year 2000 issues from third parties significant to its business.

If the Company's key suppliers, service providers, customers and other third parties fail to adequately address their Year 2000 Problems, and there are no alternatives available to the Company, then the Company's usual channels of supply and distribution could be disrupted with a resulting adverse impact on its business. The Company does not believe that the cost of its Year 2000 program will be material to its financial position or its results of operations.

Forward Looking Statements

This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and actual results could differ materially from those contemplated by such statements. Such forward looking statements include references to expected future results of operations and Year 2000 issues.





















                                                                  14 of 16

                     CONCORD FABRICS INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                    PART II




                    Item.6. Exhibits and reports on Form 8-K

                         (a) Exhibits - None

                         (b) No report on Form 8-K was filed by
                             the Company during the thirteen
                             weeks ended November 29, 1998.



































                                                                  15 of 16








                     CONCORD FABRICS INC. AND SUBSIDIARIES
                     -------------------------------------
                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, Concord Fabrics Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CONCORD FABRICS INC.
                                       ---------------------------------
                                       Registrant




Date: January 6, 1999                  By /s/ Earl Kramer
                                       Earl Kramer
                                       President and Chief Executive
                                       Officer





Date: January 6, 1999                  By /s/ Martin Wolfson
                                       Martin Wolfson
                                       Senior Vice President-Treasurer
                                       Chief Financial Officer











                                                              16 of 16