Form 10-Q
period 1999-02-28
CONCORD FABRICS INC
filed 1999-03-30
CIK 23249

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED   February 28, 1999  COMMISSION FILE NUMBER 1-5960



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


2,168,626 shares of Registrant's Class A Common Stock, par value $.50 per share and 1,446,451 shares of Registrant's Class B Common Stock, par value $.50 per share were outstanding as of March 18, 1999.

                                                               1 of 18

                   CONCORD FABRICS INC. AND SUBSIDIARIES

                      QUARTERLY REPORT ON FORM 10-Q

                 FOR THE QUARTER ENDED FEBRUARY 28, 1999



                               INDEX                      Page Number

Part I.        Financial Information

     Item 1.   Financial Statements

               Consolidated Statements of Income -
               Twenty-Six Weeks Ended February 28, 1999
               (Unaudited) and March 1, 1998 (Unaudited)            3

               Consolidated Balance Sheets - February 28, 1999
               (Unaudited), August 30, 1998 (Derived
               from Audited Financial Statements) and
               March 1, 1998 (Unaudited)                          4-5

               Consolidated Statements of Changes in
               Stockholders' Equity (Unaudited for the period
               August 30, 1998 to February 28, 1999)                6

               Consolidated Statements of Cash Flows -
               Twenty-Six Weeks Ended February 28, 1999
               (Unaudited) and March 1, 1998 (Unaudited)          7-8

               Notes to Consolidated Financial Statements
               (Unaudited)                                       9-13

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                       14-16

Part II.       Other Information

     Item 6.   Exhibits and Reports on Form 8-K                    17

               Signature Page                                      18









                                                              2 of 18

Item 1. Financial Statements
        --------------------

                            CONCORD FABRICS INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF INCOME

                                         (Unaudited)

                                           (Note A)



                              For the Twenty-Six Weeks Ended  For the Thirteen Weeks Ended
                              ------------------------------  -----------------------------
                                 February 28,     March 1,      February 28,    March 1,
                                     1999           1998            1999          1998
                                 -----------     -----------    -----------    -----------
Net Sales .....................  $42,572,578     $50,845,249    $19,975,978    $26,094,847
                                 -----------     -----------    -----------    -----------
Cost of Sales .................   29,166,111      35,060,890     13,693,014     17,979,549
Merchandising Expenses ........    3,151,216       3,782,591      1,450,936      1,910,106
Selling and Shipping Expenses .    3,918,232       3,853,571      1,927,549      1,961,265
General and Administrative
   Expenses ...................    4,712,568       4,914,938      2,362,570      2,515,303
Interest Expense (Net) ........      353,591         353,155        168,104        179,114
                                 -----------     -----------    -----------    -----------
      Total ...................  $41,301,718     $47,965,145    $19,602,173    $24,545,337
                                 -----------     -----------    -----------    -----------

Earnings before income taxes ..    1,270,860       2,880,104        373,805      1,549,510

Income tax provision ..........      544,000       1,160,000        169,000        625,000
                                 -----------     -----------    -----------    -----------

Net Earnings ..................  $   726,860     $ 1,720,104    $   204,805    $   924,510
                                 ===========     ===========    ===========    ===========

Basic Earnings Per Share ......         $.20            $.47           $.06           $.25
                                 ===========     ===========    ===========    ===========

Diluted Earnings Per Share ....         $.19            $.45           $.05           $.24
                                 ===========     ===========    ===========    ===========
Weighted average shares used in
   computing basic earnings per
   share ......................    3,680,209       3,665,107      3,677,893      3,665,107
                                 ===========     ===========    ===========    ===========
Weighted average shares used in
   computing diluted earnings
   per share ..................    3,737,265       3,808,259      3,736,200      3,820,079
                                 ===========     ===========    ===========    ===========

Dividend per Common Share .....      NONE            NONE           NONE           NONE
                                 ===========     ===========    ===========    ===========


The attached notes are made a part hereof.

                                                                     3 of 18

                     CONCORD FABRICS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    (Note A)

                                                   August 30,
                                                      1998
                                                  (Derived from
                                   February 28,      Audited         March 1,
                                       1999         Financial          1998
A S S E T S                        (Unaudited)     Statements)     (Unaudited)
-----------                        ------------    ------------    ------------

Current Assets:
   Cash and cash equivalents ..... $10,538,473     $ 8,678,053     $ 8,442,437

   Held to maturity investments
      (at cost) ..................   9,863,897      14,593,225      14,043,354

   Accounts receivable (less
      allowance for doubtful accounts
      of $1,592,000 on February 28,
      1999, $1,350,000 on August 30,
      1998, and $1,651,000 on
      March 1, 1998) .............  15,319,590      18,003,495      19,091,254

   Inventories (Note B) ..........  17,435,189      16,015,819      16,005,692

   Prepaid and refundable income
      taxes ......................     -0-             -0-             255,000

   Prepaid expenses and other
     current assets ..............   1,260,901       1,289,839       1,444,421

   Deferred income taxes .........   1,839,000       1,935,000       1,542,000
                                   -----------     -----------     -----------
   Total Current Assets .......... $56,257,050     $60,515,431     $60,824,158

Property, plant and equipment
   (at cost, less accumulated
   depreciation and amortization of
   $8,437,389 on February 28,
   1999, $7,538,169 on August 30,
   1998, and $7,221,667 on
   March 1, 1998) ................   9,600,659       9,159,596       8,131,678

Property and plant leased to others    -0-           1,737,052       1,813,132

Property, plant, & equipment held
   for sale (Notes H & I) ........   2,966,701       1,352,319       1,902,059
Other assets .....................   2,869,074       3,119,732       2,758,144
                                   -----------     -----------     -----------
      T O T A L .................. $71,693,484     $75,884,130     $75,429,171
                                   ===========     ===========     ===========
The attached notes are made a part hereof.                            4 of 18
                     CONCORD FABRICS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                    (Note A)
                                                   August 30,
                                                      1998
                                                  (Derived from
                                   February 28,      Audited         March 1,
                                       1999         Financial          1998
L I A B I L I T I E S              (Unaudited)     Statements)     (Unaudited)
---------------------              ------------    ------------    ------------
Current Liabilities:
   Current portion of notes payable
      insurance company (Note D) . $ 2,850,000     $ 2,850,000     $ 2,850,000
   Accounts payable ..............   4,481,457       4,608,507       5,281,383
   Accrued expenses and taxes ....   2,071,082       3,298,883       2,820,272
   Income taxes payable ..........      74,000          59,000         309,000
                                   -----------     -----------     -----------
   Total Current Liabilities ..... $ 9,476,539     $10,816,390     $11,260,655

Notes payable - insurance
   company (Note D) ..............  14,300,000      17,150,000      17,150,000
Deferred income taxes ............     288,000         288,000         550,000
Other liabilities ................     409,249         556,249         520,249
                                   -----------     -----------     -----------
   Total Liabilities ............. $24,473,788     $28,810,639     $29,480,904
Commitments and contingencies      -----------     -----------     -----------
   (Notes B and C)

S T O C K H O L D E R S '  E Q U I T Y
--------------------------------------
Common stock: (Notes E & F)
   Class A - $.50 par value
      authorized 4,000,000 shares,
      issued 2,288,656 shares at
      February 28, 1999, 2,237,656
      shares at August 30, 1998
      and 2,216,356 shares at
      March 1, 1998 ..............   1,144,328       1,118,828       1,108,178
   Class B - $.50 par value
      authorized 4,000,000 shares,
      issued 1,446,451 shares at
      February 28, 1999, 1,447,451
      shares at August 30, 1998
      and 1,448,751 shares at
      March 1, 1998 ..............     723,226         723,726         724,376
Additional paid-in capital .......   9,399,561       9,274,561       9,192,061
Retained earnings ................  36,683,236      35,956,376      34,923,652
Treasury stock at cost
   117,266 shares (Note J) .......    (730,655)        -0-             -0-
                                   -----------     -----------     -----------
   Total Stockholders' Equity .... $47,219,696     $47,073,491     $45,948,267
                                   -----------     -----------     -----------
      T O T A L .................. $71,693,484     $75,884,130     $75,429,171
                                   ===========     ===========     ===========
The attached notes are made a part hereof.                             5 of 18

                                    CONCORD FABRICS INC.

                             CONSOLIDATED STATEMENTS OF CHANGES

                                  IN STOCKHOLDERS' EQUITY



                  Class A Common Stock  Class B Common Stock Additional Retained  Total
                    Number     Dollar    Number     Dollar    Paid-in   Earnings  Stockhold-
                   of Shares   Value    of Shares   Value     Capital             ers' Equity
                   -------------------- ------------------ ---------- ----------- -----------
September 1, 1996  2,146,956 $1,073,478 1,509,401 $754,701 $9,166,123 $29,844,823 $40,839,125

Net Earnings                                                            3,358,725   3,358,725

Conversion from
   Class B shares
   to Class A
   shares             53,300     26,650   (53,300) (26,650)

Exercise of stock
   options             8,750      4,375                        25,938                  30,313
                   -------------------- ------------------ ---------- ----------- -----------
August 31, 1997    2,209,006  1,104,503 1,456,101  728,051  9,192,061  33,203,548  44,228,163

Net Earnings                                                            2,752,828   2,752,828

Conversion from
   Class B shares
   to Class A
   shares              8,650      4,325    (8,650)  (4,325)
Exercise of stock
   options            20,000     10,000                        82,500                  92,500
                   -------------------- ------------------ ---------- ----------- -----------
August 30, 1998    2,237,656  1,118,828 1,447,451  723,726  9,274,561  35,956,376  47,073,491

Net Earnings                                                              726,860     726,860

Conversion from
   Class B shares
   to Class A
   shares              1,000        500    (1,000)    (500)
Exercise of stock
   options            50,000     25,000                       125,000                 150,000
                   -------------------- ------------------ ---------- ----------- -----------
Balance            2,288,656 $1,144,328 1,446,451 $723,226 $9,399,561 $36,683,236 $47,950,351
                   -------------------- ------------------ ---------- -----------
Less purchase of Treasury Stock
   in Fiscal 1999                                                                    (730,655)
                                                                                  -----------
February 28, 1999                                                                 $47,219,696
                                                                                  ===========

The data reflecting Changes in Stockholders' Equity for the period August 30, 1998 to February
28, 1999 is unaudited.


The attached notes are made a part hereof.

                                                                       6 of 18

                             CONCORD FABRICS INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                            (Note A)

                                                        For the Twenty-Six Weeks Ended
                                                       --------------------------------
                                                        February 28,         March 1,
                                                            1999               1998
                                                       ------------         -----------
Cash flows from operating activities:
   Net earnings ....................................   $   726,860          $1,720,104
      Adjustments to reconcile net earnings to net
        cash provided by operating activities:
         Depreciation and amortization .............       790,784             797,578
         Deferred income tax .......................        96,000             231,000
         Provision for doubtful accounts ...........       239,997             298,649

         Changes in assets:
            Decrease (increase) in:
               Accounts receivable .................     2,443,908           1,922,074
               Inventories .........................    (1,419,370)         (3,101,790)
               Prepaid expenses and other
                 current assets ....................        28,938             (27,582)
               Other assets ........................       250,658             447,001
         Changes in liabilities:
            Increase (decrease) in:
               Accounts payable ....................      (127,050)            988,176
               Accrued expenses and taxes ..........    (1,227,801)           (658,215)
               Income taxes payable ................        15,000             309,000
               Other liabilities ...................      (147,000)             36,000
                                                       ------------         -----------
   Net cash provided by operating activities .......     1,670,924           2,961,995
                                                       ------------         -----------
Cash flows from investing activity:
   Proceeds from sales of held to maturity
      securities ...................................    20,548,882           7,832,478
   Purchases of held to maturity securities ........   (15,819,554)         (8,353,074)
   Purchases of property, plant, and equipment .....    (1,181,127)         (1,414,916)
   Proceeds from sale of machinery and equipment ...        71,950              34,910
                                                       ------------         -----------
Net cash (used in) provided by investing activities:     3,620,151          (1,900,602)

Cash flows from financing activities:
   Decrease in notes payable - insurance company ...    (2,850,000)            -0-
   Issuance of common stock (stock options exercised)      150,000             -0-
   Repurchase of Class A Common Stock at cost ......      (730,655)            -0-
                                                       ------------         -----------
Net cash (used in) financing activities ............    (3,430,655)            -0-

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........     1,860,420           1,061,393
                                                       ------------         -----------
Cash and cash equivalents - beginning of period ....     8,678,053           7,381,044
                                                       ------------         -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD ..........   $10,538,473          $8,442,437
                                                       ============         ===========

The attached notes are made a part hereof.



                                                                        7 of 18

                             CONCORD FABRICS INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                            (Note A)

                                                                             Continued


                                                        For the Twenty-Six Weeks Ended
                                                       --------------------------------
                                                       February 28,          March 1,
                                                           1999                1998
                                                       ------------        ------------
Supplemental Information:
Cash Paid for:
     Interest ......................................       931,000             931,000
     Income taxes ..................................       571,164             750,500

































The attached notes are made a part hereof.










                                                                       8 of 18
                    CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                            AS AT FEBRUARY 28, 1999

                                  (Unaudited)

Note A

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended February 28, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders and Form 10-K for the fiscal year ended August 30, 1998.

Note B - Inventories:

Inventories are summarized by as follows:

                       February 28,      August 30,       March 1,
                           1999             1998            1998
                       ------------     -----------     ------------
Finished goods......... $ 9,866,267     $ 8,844,722      $ 8,109,402
Work-in-process........   1,935,774       2,596,291        2,545,014
Greige goods and yarn..   5,633,148       4,574,806        5,351,276
                       ------------     -----------     ------------
   Total............... $17,435,189     $16,015,819      $16,005,692
                       ============     ===========     ============

The foregoing inventory amounts at February 28, 1999 and March 1, 1998 were derived from perpetual inventory records maintained by the Company.

At February 28, 1999, the Company had outstanding commitments to purchase greige goods aggregating $300,000.

Note C - Notes Payable - Banks:

At February 28, 1999, the Company was free of bank debt and had total unused bank lines of credit aggregating $20,000,000.

The Company had approximately $99,000 of letters of credit outstanding as at February 28, 1999.

Note D - Notes Payable - Insurance Company:

On November 30, 1994, the Company obtained a $20,000,000 loan from John
                                                                   9 of 18

                     CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                            AS AT FEBRUARY 28, 1999

                                  (Unaudited)


                                                           Continued

Hancock Mutual Life Insurance Company. This unsecured loan bears interest at 9.31% a per annum and is repayable in seven equal annual installments commencing on November 30, 1998. The first annual installment of $2,850,000 was paid during this quarter on November 30, 1998.

The loan agreement requires maintenance of certain financial ratios and maintenance of tangible net worth of approximately $40,055,000. The agreement also prohibits the pledging of assets and restricts dividends and redemptions of capital stock to $3,000,000 plus 50% of net earnings subsequent to August 28, 1994; the cumulative amount available for such payments aggregated approximately $5,476,000 at February 28, 1999.

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

On January 9, 1996, options to purchase an aggregate of 200,000 shares of the Company's Class A common stock at $4.625 a share (fair market value at such


                                                                  10 of 18

                     CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                            AS AT FEBRUARY 28, 1999

                                  (Unaudited)

                                                           Continued

date) were granted to two employees. The options are exercisable in four annual installments commencing January 9, 1997 and expire ten years from the date of the grant.

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

Note G - Earnings Per Share:

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and

                                                                 11 of 18


                    CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                           AS AT FEBRUARY 28, 1999

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

Note H - Chino, California Facility:

In February 1994, the Company leased the land and building at its Chino, California facility for a five year period at an annual net rental of $297,000; the lessee was also granted the option to purchase the land and building during the lease period for $2,900,000. In the first quarter of fiscal 1999 the lessee chose not to exercise its purchase option and the Company put the property up for sale. The property has been reclassified to property, plant, & equipment held for sale. The estimated market value of this asset exceeds its book value which at February 28, 1999 was $1,674,000. It was formerly classified as property and plant leased to others.

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

On March 9, 1999, the Company sold the Washington plant and equipment for $1,340,000 cash which approximated book value.






                                                                  12 of 18

                    CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                           AS AT FEBRUARY 28, 1999

                                 (Unaudited)

                                                           Continued

Note J - Stock Repurchase:

In September, 1998, the Company's Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock. The repurchases were to be made at the discretion of Concord's management depending upon financial and market conditions and in accordance with rules provided by the Securities and Exchange Commission and the American Stock Exchange. At February 28, 1999, 117,266 shares had been repurchased at an average cost of $6.23 per share and are recorded in the Stockholders' Equity section of the Balance Sheet as Treasury Stock.

Note K - Concord Fabrics (UK) Limited:

Concord Fabrics (UK) Limited, a wholly owned subsidiary of Concord Fabrics Inc. was incorporated on February 19, 1999. It is in the process of acquiring inventory and other assets of an United Kingdom business. The transaction is expected to close in March, 1999 and will not have a material impact on the Company's Balance Sheet or its results of operations for fiscal 1999.






















                                                                  13 of 18

                    CONCORD FABRICS INC. AND SUBSIDIARIES

                              FEBRUARY 28, 1999

Item 2..........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OPERATIONS - Twenty-Six Weeks Ended February 28, 1999 Compared With Twenty-Six Weeks Ended March 1, 1998.

Fabric sales decreased by 16.3%. This resulted from a 14.7% decline in yards sold and a 1.9% decrease in average selling price. Sales of knitted fabrics and to a greater extent sales of Concord House fabrics declined.

Gross profit margin increased from 31% in the prior period to 31.5% in the current period. Lower raw material costs resulted in improved gross margins on knitted fabric sales which offset slightly lower gross margins on Concord House fabric sales.

Merchandising expenses declined by 16.7% or approximately $631,000. Reduced sales and less design related expenses resulted in the lower expenses. In both the current period and the prior year's period merchandising expenses were 7.4% of sales.

Selling and shipping expenses increased 1.7% primarily due to higher cost of sales aids and advertising. As a percent of sales, selling and shipping expenses increased from 7.6% in 1998 to 9.2% in 1999.

General and administrative expenses decreased 4.1%; as a percent of sales they increased from 9.7% in 1998 to 11.1% in 1999.

Earnings before income taxes for the first twenty-six weeks of fiscal 1999 were $1,271,000 compared with $2,880,000 for the first twenty-six weeks of fiscal 1998. Net earnings were $727,000 for 1999 and $1,720,000 for 1998.
The decline in earnings was principally due to the decline in sales of Concord House fabrics. Expenses declined by $769,000 but as a percent of sales they increased from 24.7% in the first twenty-six weeks of fiscal 1998 to 27.7% in the current period. To date management has not been successful in reducing expenses at the rate at which sales have declined. Expense reductions were effected in late January, 1999 and it is expected that they will be fully reflected in the third fiscal quarter. Customer orders for future deliveries continue at levels below those obtained in fiscal, 1998 and it is likely that the thirty-nine week earnings will decline from fiscal 1998 levels.

The Company's planned acquisition of the assets of a United Kingdom business is expected to enable the Company to establish a presence in Europe and provide the Company with an additional brand which it will market globally.

OPERATIONS - Thirteen Weeks Ended February 28, 1999 Compared With Thirteen Weeks Ended March 1, 1998.

Fabric sales decreased by 23.4%.  This resulted from a 20.3% decline in yards
                                                                  14 of 18

                    CONCORD FABRICS INC. AND SUBSIDIARIES

                              FEBRUARY 28, 1999

                                                           Continued


Item 2..........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

sold and a 4.0% decrease in average selling price. Sales of knitted fabrics and to a much greater extent sales of Concord House fabrics declined.

Gross profit margin increased from 31.1% in fiscal 1998 to 31.5% in fiscal 1999. Lower raw material costs resulted in improved gross margins on knitted fabric sales which offset slightly lower gross margins on Concord House fabric sales.

Merchandising expenses declined by 24% or approximately $459,000. Reduced sales and less design related expenses resulted in the lower expenses. In both the current period and the prior year's period merchandising expenses were 7.3% of sales.

Selling and shipping expenses decreased 1.7%; as a percent of sales they increased from 7.5% in 1998 to 9.6% in 1999.

General and administrative expenses decreased 6.1%; as a percent of sales they increased from 9.6% in 1998 to 11.8% in 1999.

Earnings before income taxes for the second quarter of fiscal 1999 were $374,000 compared with $1,550,000 for the second quarter of fiscal 1998. Net earnings were $205,000 for 1999 and $925,000 for 1998. Expenses declined by $646,000 but as a percent of sales they increased from 24.5% in the second quarter of fiscal 1998 to 28.7% in the current period. To date management has not been successful in reducing expenses at the rate at which sales have declined. Expense reductions were effected in late January, 1999 and it is expected that they will be fully reflected in the third fiscal quarter. Customer orders for future deliveries continue at levels below those obtained in fiscal, 1998 and it is likely that third quarter earnings will decline from fiscal 1998 levels.

LIQUIDITY AND CAPITAL RESOURCES

During the first twenty-six weeks of fiscal 1999, the Company's operations provided $1,671,000 cash primarily as a result of lower accounts receivable reflective of the decline in sales. Fixed assets in the amount of $1,181,000 were acquired ($868,000 for plant and equipment at the Company's Milledgeville, Georgia production facility and the balance for furniture, fixtures and leasehold improvements in the Company's New York office). The Company reduced its investments in held to maturity securities by $4,729,000. The sale of machinery and equipment produced $72,000 in cash. The repurchase

                                                                  15 of 18
                    CONCORD FABRICS INC. AND SUBSIDIARIES

                              FEBRUARY 28, 1999


                                                           Continued


Item 2 ...........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



of 117,266 shares of stock cost $731,000; the exercise of stock options produced $150,000. $2,850,000 was paid as the first scheduled repayment of notes payable - insurance company. As a result, cash increased by $1,860,000 during the period. Working capital decreased by $2,919,000. The Company expects its short-term cash investments, its lines of credit, and cash flow from operations to be adequate to finance operations and meet its cash requirements for the rest of fiscal 1999.

Year 2000 Compliance

The Company believes it has taken reasonable steps in developing its Year 2000 Program. Its computer systems provide for four digits in the year field so that data processing and reporting should not be disrupted at the millennium. Notwithstanding this, the Company cannot be certain whether microprocessors embedded in other equipment or Year 2000 problems of its customers, key suppliers or service providers will be discovered and or resolved satisfactorily before the Year 2000. The Company is requesting information on Year 2000 issues from third parties significant to its business

If the Company's key suppliers, service providers, customers and other third parties fail to adequately address their Year 2000 Problems, and there are no alternatives available to the Company, then the Company's usual channels of supply and distribution could be disrupted with a resulting adverse impact on its business. The Company does not believe that the cost of its Year 2000 program will be material to its financial position or its results of operations.

Forward Looking Statements

This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and actual results could differ materially from those contemplated by such statements. Such forward looking statements include references to expected future results of operations and Year 2000 issues.




                                                                   16 of 18

                     CONCORD FABRICS INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                    PART II




                    Item.6. Exhibits and reports on Form 8-K

                         (a) Exhibits - None

                         (b) No report on Form 8-K was filed by
                             the Company during the twenty-six
                             weeks ended February 28, 1999.



































                                                                  17 of 18







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


                                       CONCORD FABRICS INC.
                                       ---------------------------------
                                       Registrant




Date: March 30, 1999                   By /s/ Earl Kramer
                                       Earl Kramer
                                       President and Chief Executive
                                       Officer





Date: March 30, 1999                   By /s/ Martin Wolfson
                                       Martin Wolfson
                                       Senior Vice President-Treasurer
                                       Chief Financial Officer











                                                              18 of 18