Form 10-Q
period 1999-05-30
CONCORD FABRICS INC
filed 1999-06-30
CIK 23249

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED     May 30, 1999     COMMISSION FILE NUMBER 1-5960



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


2,169,764 shares of Registrant's Class A Common Stock, par value $.50 per share and 1,444,451 shares of Registrant's Class B Common Stock, par value $.50 per share were outstanding as of June 24, 1999.

                                                               1 of 18
                  CONCORD FABRICS INC. AND SUBSIDIARIES

                      QUARTERLY REPORT ON FORM 10-Q

                   FOR THE QUARTER ENDED MAY 30, 1999



                               INDEX                      Page Number

Part I.        Financial Information

     Item 1.   Financial Statements

               Consolidated Statements of Income -
               Thirty-Nine Weeks Ended May 30, 1999
               (Unaudited) and May 31, 1998 (Unaudited)             3

               Consolidated Balance Sheets - May 30, 1999
               (Unaudited), August 30, 1998 (Derived
               from Audited Financial Statements) and
               May 31, 1998 (Unaudited)                           4-5

               Consolidated Statements of Changes in
               Stockholders' Equity (Unaudited for the period
               August 30, 1998 to May 30, 1999)                     6

               Consolidated Statements of Cash Flows -
               Thirty-Nine Weeks Ended May 30, 1999
               (Unaudited) and May 31, 1998 (Unaudited)           7-8

               Notes to Consolidated Financial Statements
               (Unaudited)                                       9-13

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                       14-16

Part II.       Other Information

     Item 6.   Exhibits and Reports on Form 8-K                    17

               Signature Page                                      18









                                                              2 of 18

Item 1. Financial Statements
        --------------------

                            CONCORD FABRICS INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF INCOME

                                         (Unaudited)

                                           (Note A)


                             For the Thirty-Nine Weeks Ended  For the Thirteen Weeks Ended
                             -------------------------------  ----------------------------
                                    May 30,         May 31,        May 30,        May 31,
                                      1999            1998           1999           1998
                                 -----------     -----------    -----------    -----------
Net Sales .....................  $65,809,885     $76,462,685    $23,237,307    $25,617,436
                                 -----------     -----------    -----------    -----------
Cost of Sales .................   44,691,217      52,780,855     15,525,106     17,719,965
Merchandising Expenses ........    4,739,378       5,769,593      1,588,162      1,987,002
Selling and Shipping Expenses .    6,026,743       5,890,367      2,108,511      2,036,796
General and Administrative
   Expenses ...................    7,021,195       7,111,090      2,308,627      2,196,152
Interest Expense (Net) ........      520,707         569,504        167,116        216,349
Loss on sale of plant .........       86,849         -0-             86,849        -0-
                                 -----------     -----------    -----------    -----------
      Total ...................  $63,086,089     $72,121,409    $21,784,371    $24,156,264
                                 -----------     -----------    -----------    -----------

Earnings before income taxes ..    2,723,796       4,341,276      1,452,936      1,461,172

Income tax provision ..........    1,249,000       1,758,000        705,000        598,000
                                 -----------    ------------    -----------    -----------

Net Earnings ..................  $ 1,474,796     $ 2,583,276    $   747,936    $   863,172
                                 ===========     ===========    ===========    ===========

Basic Earnings Per Share ......         $.40            $.70           $.20           $.23
                                 ===========     ===========    ===========    ===========

Diluted Earnings Per Share ....         $.40            $.68           $.20           $.22
                                 ===========     ===========    ===========    ===========
Weighted average shares used in
   computing basic earnings per
   share ......................    3,658,382       3,670,015      3,669,490      3,679,832
                                 ===========     ===========    ===========    ===========
Weighted average shares used in
   computing diluted earnings
   per share ..................    3,708,906       3,814,804      3,675,038      3,842,129
                                 ===========     ===========    ===========    ===========

Dividend per Common Share .....      NONE            NONE           NONE           NONE
                                 ===========     ===========    ===========    ===========


The attached notes are made a part hereof.


                                                                                   3 of 18

                     CONCORD FABRICS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    (Note A)

                                                   August 30,
                                                      1998
                                                  (Derived from
                                      May 30,        Audited          May 31,
                                       1999         Financial          1998
A S S E T S                        (Unaudited)     Statements)     (Unaudited)
-----------                        ------------    ------------    ------------

Current Assets:
   Cash and cash equivalents ..... $ 6,525,042     $ 8,678,053     $ 1,827,699

   Held to maturity investments
      (at cost) ..................  14,513,822      14,593,225      18,028,507

   Accounts receivable (less
      allowance for doubtful accounts
      of $1,665,000 on May 30,
      1999, $1,350,000 on August 30,
      1998, and $1,791,000 on
      May 31, 1998) ..............  18,134,884      18,003,495      18,508,161

   Inventories (Note B) ..........  15,223,419      16,015,819      19,980,668

   Prepaid and refundable income
      taxes ......................     -0-             -0-             255,000

   Prepaid expenses and other
     current assets ..............   1,528,216       1,289,839       1,413,091

   Deferred income taxes .........   1,706,000       1,935,000       1,419,500
                                   -----------     -----------     -----------
   Total Current Assets .......... $57,631,383     $60,515,431     $61,432,626

Property, plant and equipment
   (at cost, less accumulated
   depreciation and amortization of
   $8,904,321 on May 30,
   1999, $7,538,169 on August 30,
   1998, and $7,603,173 on
   May 31, 1998) .................   9,281,224       9,159,596       8,553,478

Property and plant leased to others
   (Note H) ......................     -0-           1,737,052       1,775,092
Property, plant, & equipment held
   for sale (Notes H & I) ........   1,674,332       1,352,319       1,877,319
Other assets .....................   3,284,994       3,119,732       2,970,487
                                   -----------     -----------     -----------
      T O T A L .................. $71,871,933     $75,884,130     $76,609,002
                                   ===========     ===========     ===========
The attached notes are made a part hereof.                             4 of 18
                     CONCORD FABRICS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                    (Note A)
                                                   August 30,
                                                      1998
                                                  (Derived from
                                      May 30,        Audited          May 31,
                                       1999         Financial          1998
L I A B I L I T I E S              (Unaudited)     Statements)     (Unaudited)
---------------------              ------------    ------------    ------------
Current Liabilities:
   Current portion of notes payable
      insurance company (Note D) . $ 2,850,000     $ 2,850,000     $ 2,850,000
   Accounts payable ..............   3,673,386       4,608,507       6,192,913
   Accrued expenses and taxes ....   1,946,008       3,298,883       2,270,901
   Income taxes payable ..........     442,000          59,000         153,000
                                   -----------     -----------     -----------
   Total Current Liabilities ..... $ 8,911,394     $10,816,390     $11,466,814

Notes payable - insurance
   company (Note D) ..............  14,300,000      17,150,000      17,150,000
Deferred income taxes ............     288,000         288,000         550,000
Other liabilities ................     427,249         556,249         538,249
                                   -----------     -----------     -----------
   Total Liabilities ............. $23,926,643     $28,810,639     $29,705,063
Commitments and contingencies      -----------     -----------     -----------
   (Notes B and C)

S T O C K H O L D E R S '  E Q U I T Y
--------------------------------------
Common stock: (Notes E & F)
   Class A - $.50 par value
      authorized 4,000,000 shares,
      issued 2,290,656 shares at
      May 30, 1999, 2,237,656
      shares at August 30, 1998
      and 2,236,356 shares at
      May 31, 1998 ...............   1,145,328       1,118,828       1,118,178
   Class B - $.50 par value
      authorized 4,000,000 shares,
      issued 1,444,451 shares at
      May 30, 1999, 1,447,451
      shares at August 30, 1998
      and 1,448,751 shares at
      May 31, 1998 ...............     722,226         723,726         724,376
Additional paid-in capital .......   9,399,561       9,274,561       9,274,561
Retained earnings ................  37,431,172      35,956,376      35,786,824
Treasury stock at cost
   120,892 shares (Note J) .......    (752,997)        -0-             -0-
                                   -----------     -----------     -----------
   Total Stockholders' Equity .... $47,945,290     $47,073,491     $46,903,939
                                   -----------     -----------     -----------
      T O T A L .................. $71,871,933     $75,884,130     $76,609,002
                                   ===========     ===========     ===========
The attached notes are made a part hereof.                             5 of 18

                                    CONCORD FABRICS INC.

                             CONSOLIDATED STATEMENTS OF CHANGES

                                  IN STOCKHOLDERS' EQUITY



                  Class A Common Stock  Class B Common Stock Additional Retained  Total
                    Number     Dollar    Number     Dollar    Paid-in   Earnings  Stockhold-
                   of Shares   Value    of Shares   Value     Capital             ers' Equity
                   -------------------- ------------------ ---------- ----------- -----------
September 1, 1996  2,146,956 $1,073,478 1,509,401 $754,701 $9,166,123 $29,844,823 $40,839,125

Net Earnings                                                            3,358,725   3,358,725

Conversion from
   Class B shares
   to Class A
   shares             53,300     26,650   (53,300) (26,650)

Exercise of stock
   options             8,750      4,375                        25,938                  30,313
                   -------------------- ------------------ ---------- ----------- -----------
August 31, 1997    2,209,006  1,104,503 1,456,101  728,051  9,192,061  33,203,548  44,228,163

Net Earnings                                                            2,752,828   2,752,828

Conversion from
   Class B shares
   to Class A
   shares              8,650      4,325    (8,650)  (4,325)
Exercise of stock
   options            20,000     10,000                        82,500                  92,500
                   -------------------- ------------------ ---------- ----------- -----------
August 30, 1998    2,237,656  1,118,828 1,447,451  723,726  9,274,561  35,956,376  47,073,491

Net Earnings                                                            1,474,796   1,474,796

Conversion from
   Class B shares
   to Class A
   shares              3,000      1,500    (3,000)  (1,500)
Exercise of stock
   options            50,000     25,000                       125,000                 150,000
                   -------------------- ------------------ ---------- ----------- -----------
Balance            2,290,656 $1,145,328 1,444,451 $722,226 $9,399,561 $37,431,172 $48,698,287
                   -------------------- ------------------ ---------- -----------
Less purchase of Treasury Stock
   in Fiscal 1999                                                                    (752,997)
                                                                                  -----------
May 30, 1999                                                                      $47,945,290
                                                                                  ===========

The data reflecting Changes in Stockholders' Equity for the period August 30, 1998 to May 30,
1999 is unaudited.


The attached notes are made a part hereof.


                                                                       6 of 18

                              CONCORD FABRICS INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                            (Note A)

                                                        For the Thirty-Nine Weeks Ended
                                                       --------------------------------
                                                         May 30,             May 31,
                                                           1999                1998
Cash flows from operating activities:                  ------------        ------------
   Net earnings ....................................   $ 1,474,796         $ 2,583,276
      Adjustments to reconcile net earnings to net
        cash provided by operating activities:
         Depreciation and amortization .............     1,257,716           1,217,124
         Deferred income tax .......................       229,000             353,500
         Provision for doubtful accounts ...........       344,997             438,649
         Loss on sale of Washington Plant ..........        86,849             -0-

         Changes in assets:
            Decrease (increase) in:
               Accounts receivable .................      (476,386)          2,365,167
               Inventories .........................       792,400          (7,076,766)
               Prepaid expenses and other
                 current assets ....................      (238,377)              3,748
               Other assets ........................       129,433             234,658
         Changes in liabilities:
            Increase (decrease) in:
               Accounts payable ....................      (935,121)          1,899,706
               Accrued expenses and taxes ..........    (1,352,875)         (1,207,586)
               Income taxes payable ................       383,000             153,000
               Other liabilities ...................      (129,000)             54,000
                                                       ------------        ------------
   Net cash provided by operating activities:            1,566,432           1,018,476
                                                       ------------        ------------

Cash flows from investing activity:
   Proceeds from sales of held to maturity
      securities ...................................    26,628,149          15,522,758
   Purchases of held to maturity securities ........   (26,548,746)        (20,028,507)
   Purchases of property, plant, and equipment .....    (1,328,624)         (2,218,222)
   Proceeds from sale of machinery and equipment ...        71,950              59,650
   Net proceeds from the sale of the Washington Plant    1,205,520             -0-
   Purchase of assets of an United Kingdom business       (294,695)            -0-
                                                       ------------        ------------
Net cash (used in) investing activities ............      (266,446)         (6,664,321)
                                                       ------------        ------------
Cash flows from financing activities:
   Scheduled payment of notes payable - insurance co.   (2,850,000)            -0-
   Issuance of common stock (stock options exercised)      150,000              92,500
   Repurchase of Class A Common Stock at cost ......      (752,997)            -0-
                                                       ------------        ------------
Net cash (used in) provided by financing activities     (3,452,997)             92,500

NET (DECREASE) IN CASH AND CASH EQUIVALENTS ........    (2,153,011)         (5,553,345)
                                                       ------------        ------------
Cash and cash equivalents - beginning of period ....     8,678,053           7,381,044
                                                       ------------        ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD ..........   $ 6,525,042         $ 1,827,699
                                                       ============        ============

The attached notes are made a part hereof.
                                                                       7 of 18

                              CONCORD FABRICS INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                            (Note A)

                                                                              Continued


                                                        For the Thirty-Nine Weeks Ended
                                                       --------------------------------
                                                         May 30,             May 31,
                                                           1999                1998
                                                       ------------        ------------
Supplemental Information:
Cash Paid for:
     Interest ......................................     1,729,332           1,832,000
     Income taxes ..................................       792,000           1,515,500



































The attached notes are made a part hereof.







                                                                     8 of 18
                    CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                              AS AT May 30, 1999

                                 (Unaudited)

Note A

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended May 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders and Form 10-K for the fiscal year ended August 30, 1998.

Note B - Inventories:

Inventories are summarized by as follows:

                          May 30,        August 30,        May 31,
                           1999             1998            1998
                       ------------     -----------     ------------
Finished goods......... $ 8,727,829     $ 8,844,722      $ 9,658,672
Work-in-process........   2,665,046       2,596,291        4,622,406
Greige goods and yarn..   3,830,544       4,574,806        5,699,590
                       ------------     -----------     ------------
   Total............... $15,223,419     $16,015,819      $19,980,668
                       ============     ===========     ============

The foregoing inventory amounts at May 30, 1999 and May 31, 1998 were derived from perpetual inventory records maintained by the Company.

At May 30, 1999, the Company had outstanding commitments to purchase greige goods aggregating $200,000.

Note C - Notes Payable - Banks:

At May 30, 1999, the Company was free of bank debt and had total unused bank lines of credit aggregating $20,000,000.

The Company had approximately $461,000 of letters of credit for the purchase of finished goods outstanding as at May 30, 1999.

Note D - Notes Payable - Insurance Company:

On November 30, 1994, the Company obtained a $20,000,000 loan from John
                                                                   9 of 18
                     CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                              AS AT MAY 30, 1999

                                  (Unaudited)


                                                           Continued

Hancock Mutual Life Insurance Company. This unsecured loan bears interest at 9.31% a per annum and is repayable in seven equal annual installments commencing on November 30, 1998. The first annual installment of $2,850,000 was paid on November 30, 1998.

The loan agreement requires maintenance of certain financial ratios and maintenance of tangible net worth of approximately $40,429,000. The agreement also prohibits the pledging of assets and restricts dividends and redemptions of capital stock to $3,000,000 plus 50% of net earnings subsequent to August 28, 1994; the cumulative amount available for such payments aggregated approximately $5,827,000 at May 30, 1999.

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

                              AS AT MAY 30, 1999

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

                                                                 11 of 18

                    CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                              AS AT MAY 30, 1999

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

Note H - Chino, California Facility:

In February 1994, the Company leased the land and building at its Chino, California facility for a five year period at an annual net rental of $297,000; the lessee was also granted the option to purchase the land and building during the lease period for $2,900,000. In the first quarter of fiscal 1999 the lessee chose not to exercise its purchase option and the Company put the property up for sale. The property has been reclassified from property and plant leased to others to property, plant, and equipment held for sale. The estimated market value of this asset exceeds its book value which at May 30, 1999 was $1,674,000.

Note I - Washington, Georgia Facility:

In the fourth quarter of fiscal 1995 the Company decided to dispose of its Washington, Georgia dyeing and finishing plant and had been actively searching for a buyer; manufacturing operations ceased October 6, 1995. At such time, the Company reclassified the facility to property, plant and equipment held for sale and estimated the net realizable value of the facility and accrued expenses for an estimated disposition period.

In fiscal 1998, the Company reevaluated the facility and, in that connection, recorded a charge of $500,000 reflecting the estimated impairment in value.

On March 9, 1999, the Company sold the Washington plant and equipment for $1,340,000 cash. The sale resulted in a loss of $86,849.






                                                                  12 of 18

                    CONCORD FABRICS INC. AND SUBSIDIARIES

                              NOTES TO FORM 10-Q

                              AS AT MAY 30, 1999

                                 (Unaudited)

                                                           Continued

Note J - Stock Repurchase:

In September, 1998, the Company's Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock. The repurchases were to be made at the discretion of Concord's management depending upon financial and market conditions and in accordance with rules provided by the Securities and Exchange Commission and the American Stock Exchange. At May 30, 1999, 120,892 shares had been repurchased at an average cost of $6.23 per share and are recorded in the Stockholders' Equity section of the Balance Sheet as Treasury Stock.

Note K - Concord Fabrics (UK) Limited:

Concord Fabrics (UK) Limited, a wholly owned subsidiary of Concord Fabrics Inc. was incorporated on February 19, 1999. It acquired inventory and other assets of an United Kingdom business for $294,695. The transaction closed March 31, 1999 and will not have a material impact on the Company's Balance Sheet or its results of operations for fiscal 1999.























                                                                  13 of 18
                    CONCORD FABRICS INC. AND SUBSIDIARIES

                                MAY 30, 1999

Item 2..........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OPERATIONS - Thirty-Nine Weeks Ended May 30, 1999 Compared With Thirty-Nine Weeks Ended May 31, 1998.

Fabric sales decreased by 13.9%. This resulted from a 10.9% decline in yards sold due to a significant decline in yards of fabrics sold by Concord House and a slight decline in yards of knitted fabrics sold and a 3.4% decrease in average selling price due to substantially lower prices for knitted fabric partially offset by slightly higher prices for Concord House fabric.

Gross profit margin increased from 31% in the prior period to 32.1% in the current period. Lower raw material costs resulted in improved gross margins on knitted fabric sales which offset slightly lower gross margins on Concord House fabric sales.

Merchandising expenses declined by 17.9% or approximately $1,030,000. Reduced sales and less design related expenses resulted in the lower expenses. As a percent of sales, merchandising expenses decreased from 7.5% in 1998 to 7.2% in 1999.

Selling and shipping expenses increased 2.3% primarily due to higher cost of sales aids and advertising. As a percent of sales, selling and shipping expenses increased from 7.7% in 1998 to 9.2% in 1999.

General and administrative expenses decreased 1.3%; as a percent of sales they increased from 9.3% in 1998 to 10.7% in 1999.

Earnings before income taxes for the thirty-nine weeks of fiscal 1999 were $2,724,000 compared with $4,341,000 for the thirty-nine weeks of fiscal 1998. Net earnings were $1,475,000 for 1999 and $2,583,000 for 1998. A higher effective tax rate in the 1999 period reflected a lower tax basis than the book value of the Washington Plant which was sold. The decline in earnings was principally due to the decline in sales of Concord House fabrics. Expenses declined by $984,000 but as a percent of sales they increased from 24.5% in the thirty-nine weeks of fiscal 1998 to 27% in the current period. To date management has not been successful in reducing expenses at the rate at which sales have declined. Expense reductions were effected in late January, 1999 and they are reflected in the third fiscal quarter.

The Company's acquisition of the assets of an United Kingdom business, will not have a material impact on the Company balance sheet or results of operations for fiscal 1999. The acquisition is expected to enable the Company to establish a presence in Europe and provide the Company with an additional brand which it will market globally.


                                                                  14 of 18
                    CONCORD FABRICS INC. AND SUBSIDIARIES

                                MAY 30, 1999

                                                           Continued


Item 2..........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OPERATIONS - Thirteen Weeks Ended May 30, 1999 Compared With Thirteen Weeks Ended May 31, 1998.

Fabric sales decreased by 9.3%. This resulted from a 3.7% decline in units sold stemming from a decline in unit (yards) sold of Concord House product offset slightly by an increase in unit (yards) sold of knitted fabric and a 5.8% decrease in average selling price due to lower prices for knitted fabrics sold; the average selling price for Concord House fabrics rose slightly.

Gross profit margin increased from 30.8% in fiscal 1998 to 33.2% in fiscal 1999. Lower raw material costs resulted in improved gross margins on knitted fabric sales which offset lower gross margins on Concord House fabric sales.

Merchandising expenses declined by 20.1% or approximately $399,000. Reduced sales and less design related expenses resulted in the lower expenses. Merchandising expenses decreased from the prior year's period from 7.8% of sales to 6.8% of sales in the current period.

Selling and shipping expenses increased 3.5%; as a percent of sales they increased from 8% in 1998 to 9.1% in 1999.

General and administrative expenses increased 5.1%; as a percent of sales they increased from 8.6% in 1998 to 9.9% in 1999.

Interest expense decreased 22.8% or approximately $49,000 primarily due to a scheduled payment of principal on Notes Payable - Insurance Company.

Earnings before income taxes for the third quarter of fiscal 1999 were $1,453,000 compared with $1,461,000 for the third quarter of fiscal 1998. Net earnings were $748,000 for 1999 and $863,000 for 1998. A higher effective tax rate in the 1999 period reflected a lower tax basis than the book value of the Washington Plant which was sold. Expenses declined by $215,000 but as a percent of sales they increased from 24.3% in the third quarter of fiscal 1998 to 25.8% in the current period. To date management has not been successful in reducing expenses at the rate at which sales have declined. Expense reductions were effected in late January, 1999 and they are reflected in this fiscal quarter.

LIQUIDITY AND CAPITAL RESOURCES

During the thirty-nine weeks of fiscal 1999, the Company's operations provided $1,566,000. Fixed assets in the amount of $1,329,000 were acquired
                                                                  15 of 18
                    CONCORD FABRICS INC. AND SUBSIDIARIES

                                MAY 30, 1999


                                                           Continued


Item 2 ...........MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

($960,000 for plant and equipment at the Company's Milledgeville, Georgia production facility and the balance for furniture, fixtures and leasehold improvements in the Company's New York office). The Company decreased its investments in held to maturity securities which produced $79,000. The sale of machinery and equipment produced $72,000 in cash. The Company received the net proceeds, $1,206,000, from the sale of the Washington, Georgia facility. On March 31, 1999 $295,000 was used to acquire the assets of an United Kingdom business. The repurchase of 120,892 shares of stock cost $753,000; the exercise of stock options produced $150,000. $2,850,000 was paid as the first scheduled repayment of notes payable - insurance company. As a result, cash decreased by $2,153,000 during the period. Working capital decreased by $979,000. The Company expects its short-term cash investments, its lines of credit, and cash flow from operations to be adequate to finance operations and meet its cash requirements for the rest of fiscal 1999.

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

Forward Looking Statements

This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and actual results could differ materially from those contemplated by such statements. Such forward looking statements include references to expected future results of operations and Year 2000 issues.
                                                                  16 Of 18

                     CONCORD FABRICS INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                    PART II




                    Item.6. Exhibits and reports on Form 8-K

                         (a) Exhibits - None

                         (b) No report on Form 8-K was filed by
                             the Company during the thirty-nine
                             weeks ended May 30, 1999.



































                                                                  17 of 18






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


                                       CONCORD FABRICS INC.
                                       ---------------------------------
                                       Registrant




Date: June 30, 1999                    By /s/ Earl Kramer
                                       Earl Kramer
                                       President and Chief Executive
                                       Officer





Date: June 30, 1999                    By /s/ Martin Wolfson
                                       Martin Wolfson
                                       Senior Vice President-Treasurer
                                       Chief Financial Officer











                                                              18 of 18